Form 10-K
period 1993-11-30
SUNLITE TECHNOLOGIES CORP
filed 1996-08-09
CIK 814071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: NOVEMBER 30, 1993

                      COMMISSION FILE NUMBER: 33-14066-NY


                           SUNLITE TECHNOLOGIES CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED BY ITS CHARTER)

               DELAWARE                            06-1221388
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                                 PO Box 620723
                              Douglaston, NY 11362

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                  718-423-6741

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  PAR VALUE $.0001 - 37,000,000 SHARES  COMMON
                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES__x__    NO______

                           Sunlite Technologies Corp.
                            Form 10-K Annual Report
                               November 30, 1993


                               Table of Contents


Part 1                                                      Page

                  Item 1.Business  .........................   1

                  Item 2.Properties  .......................   3

                  Item 3.Legal Proceedings  ................   3

                  Item 4.Submission of Matters to Vote  ....   3


Part 11

                  Item 5.Market for Registrant's Common Stock
                         and Related Stockholders Matters ..   4

                  Item 6.Selected Financial Data ...........   4

                  Item 7.Management's Discussion and
                         Analysis ..........................   5

                  Item 8.Financial Statements ..............   F1 to F14

                  Item 9.Changes in and Disagreements
                         with Accountants ..................   5

Part 111


                 Item 10.Officers and Directors ............   6

                 Item 11.Executive Compensation ............   6

                 Item 12.Security Ownership ................   6

                 Item 13.Certain Transactions ..............   6


Part 1V


                 Item 14.Exhibits ..........................   7

                         Signature Page ....................   8

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS:

History

    Sunlite Technologies Corp. (the "Company"), formerly known as Hospitality Concepts, Inc., is a Delaware Corporation which was organized on December 10, 1986 for the purpose of obtaining capital to participate in business ventures which have potential for profit. The Company's name was changed on March 16, 1990.

    On December 10, 1986, the Company issued 4.5 million shares of common stock par value $.0001. to officers and directors for $7,350 in cash which is approximately $.001633 per share.

    In October 1987, the Company successfully completed a public offering of 3,000,000 equity units at a price of $.10, this raised the Company $300,000. Each unit consisted of one share $.0001 par value common stock, one class "A" redeemable warrant, and one class "B" redeemable warrant.

    In March 1988, the Company, decided to enter into the Restaurant/Bakery business, and exchanged all the shares of Bedford Street Bakers Corp. for 4,000,000 shares of its common stock. Bedford Street Bakers Corp. was a restaurant/bakery which operated under a franchise agreement with "The Glass Oven International," thus becoming a wholly owned subsidiary of the Company. The on going operations were not up to expectations with a shortage of available key personnel, the store shortened its hours of operations and even closed for periods of time when help was not available. This became an unprofitable business venture, and in June 1988, the Company decided to sell its business to a former employee so as to prevent further losses to the Company.

    Bedford was originally incorporated and, organized by Fast N' Fancy Foods Inc.. Mr. Scala who since June 1990, has served as President of Sunlite, was also an officer director and principal shareholder of Fast N' Fancy Foods Inc.

    Fast N' Fancy Foods Inc. established the operations of Bedford including negotiating the franchise agreement with The Glass Oven International, two years prior to being purchased by Sunlite. The stock of Bedford was, distributed to Fast N' Fancy shareholders.

    On October 1, 1988, the Company sold an additional one million unregistered common shares, at $.05 per share, to a group of four individuals for an aggregate $50,000. The purpose of this sale was to replenish the Company's available working capital so as to allow it to continue operations and explore other potential business opportunities.

    On October 18, 1988, the Company found another business opportunity and entered into a license agreement with MJR Co., pursuant to this agreement, the Company would attempt to market a new solar rechargeable battery ("SRB.") The Company paid $20,000 to the MJR Company and its principal owners Raymond
F. and Mary J. Curiel as a non-refundable deposit on an exclusive licensing agreement for the ("SRB") invention, developed by the MJR Company.
The parties consummated this agreement on January 6, 1989. At that time the Company Issued 20,000,000 shares of its common stock to Raymond F. and Mary J. Curiel. This original agreement was superseded by a new agreement which became effective on November 30, 1989. The Company had attempted to manufacture and market the ("SRB"), first under a licensing agreement with MJR and then in November 1990, the Company purchased all the Issued U.S. Patents and foreign applications pending thereby canceling any, and all agreements with MJR Co. and/or Raymond Curiel. The success of this endeavor would ultimately depend on the Company's ability to manufacture and market this item as well as obtaining sufficient capital to fund an appropriate business plan. Furthermore, there was no assurance that other products would not be developed by other companies that would be competitive to the Company's "SRB" or even render the solar battery obsolete.

    On May 15, 1991, the Company entered into a manufacturing and joint marketing agreement with Burbud Management Corp. This agreement was to provide the Company with the necessary manufacturing facility in the Dominican Republic. Burbud was to assist Sunlite in developing and coordinating a comprehensive marketing campaign and overall strategy for developing the most effective sales outlets for the product.

    Under the Burbud agreement, the Company was to issue Burbud Management Corp. 8,000,000 shares of its common stock in lieu of payment for cost of raw materials, tooling up charges, and labor costs for the assembly of the initial production of 20,000 SRB'S. These shares were also intended to cover any future technical improvements to the product developed by Burbud. Since August 1992, the Company issued only 500,000 shares of the 8,000,000 shares of its common stock as partial payment under its agreement with Burbud.

    Through fiscal year ended November 30, 1993, Burbud had not delivered any additional batteries against its agreement. The Company had tried to obtain the necessary capital to continue its efforts to manufacture and market its "SRB." The Company had explored a few possible licensing arrangements with other Companies and individuals, but nothing had developed from these discussions. However, the Company would pursue this avenue if it were unable to raise the necessary funding needed to continue manufacturing and marketing its "SRB."

Subsequent to November 30, 1993

    In August 1995, the Company declared its contract with Burbud void due to the non-performance of the original contract commitment to deliver 20,000 SBR's. However, at present certain disputes continue between the Company and Burbud whereby Burbud has made demands which could obligate the Company to issue up to an additional 1,500,000 shares of its common stock to Burbud for services performed during the term of the contract. Management plans to vigorously fight the issuance of these shares due to damages sustained by the Company in the form of lost "SRB" sales. Burbud has not complied with many of the terms of the agreement and management continues to resist any claims by Burbud for additional compensation.

    On August 30, 1995, the Company entered into a licensing agreement with an individual and received a $5,000 non refundable initial licensing fee. Under the terms of the licensing agreement the Company will also receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales more than $1,000,000. However, the Company will receive a minimum royalty of $1000 per month for a term of sixty months which began in January 1996.

    Between August 1995 and December 1995, the Company began to look for other business opportunities to enter. In December 1995, the Company purchased from Lewis Scala all the necessary hardware equipment, Galacticomm's World Group software, and all existing telephone connections to run an Online Bulletin Board Service that provides Internet connectivity. The service can handle up to 256 simultaneous users. The most common need for Internet access is to allow users to "surf the web" with software such as Netscape, Microsoft explorer and many other "web" browsers. The Worldgroup software provides a pass-through SLIP, CSLIP and PPP connections for authorized users. The agreed price was $5,000.

    From November 1993 to May 1996, the company has sold 560,000 shares of common unregistered stock to nine individuals at $.025 per share and had raised an additional $14,000.

Patents.

    The Company owns three patents in the United States for the "SRB." Patent No. 4,563,727 was issued on January 7, 1986 and Patent No. 4,648,013 was issued on March 3, 1987. These patents together cover all claims for the battery and its applications and adaptations. Patent No. 291,798 was issued September 8, 1987 which covers the ornamental design for the "D" size type battery. In addition to the U.S. patents obtained the company has a patent in Mexico.

Trademark, Service Marks, Trade name and Copyrights.

    The Company does not have any registered trademarks, service marks, trade names or copyrights in connection with its products.

Employees.

    The Company's only full time personnel is its President.

Competition.

    Competition for the "SRB" in the battery business primarily consists of the standard Ni-Cad "D" Size batteries as sold nationwide in a wide variety of retail stores. Producers of electrically rechargeable batteries include such established and well-financed companies as General Electric, Saft, Panasonic and Eveready. In addition, there are producers of private-label batteries sold primarily in discount retail outlets. Products and devices have also been designed and are being sold, which provide a recharging capability by use of electricity. The Company believes its "SRB" is superior to other chargeable and non chargeable batteries in that the "SRB" has the capability of being recharged solely by the sun, or other light source, to maintain its usability while keeping the ability to be recharged electrically and does not require an external power source.

ITEM 2. PROPERTIES

    The Company is occupying office space under an agreement with Lewis Scala, the Company's President to use its present facilities. The Company is paying $500.00 per month rent at this time.

ITEM 3. LEGAL PROCEEDINGS

    The Company has one legal proceeding threatened by Mr. Gerald Webner, Phoenix, Arizona. Mr. Webner lent the Company $15,000 and has threatened legal action if the money's were not returned to him. The Company has repaid $3000 to date. However, to date, no legal proceedings have been commenced. The Company knows of no other litigation pending, threatened or contemplated, or unsatisfied judgments against it. The Company knows of no legal action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year ended November 30, 1993 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART 11

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON AND RELATED
        STOCKHOLDER MATTERS

    The Company currently has one class of stock outstanding which had been offered to the public in the form of Units. Each Unit had consisted of one share of Common Stock, par value $.0001, one Class A Redeemable Common Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $.10 per share until November 30, 1996. Each Class B Warrant entitles the holder to purchase one share of Common Stock at a price of $.15 per share until November 30, 1996. These warrants have been extended by approval of the Board of Directors.

    The Company's securities are not listed in any known quote publication. There is no known trading market for its Units, common and/or Class "A" and "B" Warrants.

    The following table sets forth a range of high low bid quotations as reported by the Market Makers of the Company's stock in 1992:

               Fiscal year 1993                Fiscal year 1992

              High Bid   Low Bid            High Bid       Low Bid

1st Quarter    $.0           $.0                $.10          $.04

2nd Quarter     .0           $.0                 .08           .02

3rd Quarter     .0           $.0                 .08           .04

4th Quarter     .0           $.0                 .08           .03

The above market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The number of record holders of Common Stock as of:
November 30, 1993 was approximately 275. None of the warrants have been exercised and no trading market exists.

    No dividends have been declared with respect to the Common Stock since the Company's inception, and the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
       The following is selected financial data of the Company for the period from November 30, 1989 through November 30, 1993. The following data should be read in conjunction with the financial statements and related notes contained elsewhere in this report:

Selected Statements of Income (Loss) Data:

                              Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                             Nov.30,1993     Nov.30,1992     Nov.30,1991     Nov.30,1990     Nov.30,1989
Revenue                     $          -           2,616               -               -           9,998
Income (loss) from
continuing Operations            (59,000)        (66,668)        (64,163)        (46,652)       (101,654)
Net Income (Loss)                (59,000)        (66,668)        (64,163)        (46,652)       (101,654)


Selected Balance Sheet Data:

Total Assets               $      45,204          53,856          59,976          61,817          20,686
Total Current Assets                  19           2,599           3,927              88              38
Total Current Liabilities        234,477         227,129         179,406         117,084          29,331

Stockholders Equity (Deficiency)(189,273)       (173,273)       (119,430)        (55,267)         (8,645)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS:

    During the year ended Nov. 30, 1993, the Company had no gross revenue, as compared to $2,616 gross revenue for the year ending Nov. 30, 1992.
During fiscal year 1993 the Company had not received any product against its
manufacturing agreement.   The total operating expenses were $59,000, of which
interest expense amounted to $22,305 as compared to operating expenses of $66,668 in fiscal 1992, of which interest expense amounted to $17,900 for year
ended November 30, 1992.   The Company had continued its efforts to raise the
necessary capital to marketing and manufacture its product. In subsequent events after year ended November 30, 1993 the Company in August 1995, canceled its agreement with BURBUD for the manufacture and marketing of its product. Burbud had not delivered any product during fiscal 1993 and fiscal 1994.
In August 1995, the Company entered into a license agreement with an individual for the exclusive marketing and manufacturing rights for the technology covered by the Company's patents. See subsequent notes in financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

    During fiscal 1993, the Company continued to seek the necessary funds for its daily operating expenses. The Company in a private transaction sold stock to two individuals and raised additional working capital, the Company continually tried to raise the necessary capital to produce and assemble the "SRB."

    Late in 1995 the Company decided to explore an alternative way to utilize its "SRB" technology. Then in August 1995, the Company entered into a licensing agreement with an individual and has received a $5,000 non refundable initial licensing fee. The Company, under the terms of the agreement, will also receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales over $1,000,000. However, the Company will receive a minimum royalty of $1000 per month for a term of sixty months which began in January, 1996.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Company are included in this Form 10-K:

Financial Statements                                Page

     Auditors' Opinion-                              F1-F2

     Balance Sheet-                                  F3

     Statement of Operations-                        F4

     Statement of Stockholder Equity-                F5-F6

     Statement of Cash Flows-                        F7

     Notes to Financial Statements-                  F8 to F14

     Supplementary Data:                             None


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                               PART 111

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers and directors of the Company are as follows:

   Name                       Age         Position

    Lewis Scala                49          President and Director

    John Somma                 41          Secretary-Chairman of
                                          the Board of Directors

     All officers and Directors hold office for one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of majority of the Board of Directors.

    Principal occupations of the directors and executive officers for at least five years are as follows:

    Lewis Scala has served as President and member of the Board of Directors since June 19, 1990. From 1985 to November 1986, Mr. Scala was a stockbroker and security trader with Norbay Securities, Inc. From November 1986 to March 1990 he was employed by Douglas Bremen & Co. Inc., as a stockbroker and security trader. Mr. Scala was President of Fast N' Fancy Foods, Inc. which had operated a fast food restaurant in Stamford, Ct. from Feb. 1983 until Oct. 1990. In Oct. 1990, Fast N' Fancy Foods, Inc., filed for protection under Chapter 11 of The Federal Bankruptcy Law, and on January 11, 1991 the case was dismissed from Chapter 11 proceedings.

    John Somma has served as Secretary and Chairman of the Board of Directors from November 13, 1990 to the present, Mr. Somma also served on the board of directors from September 1988 to November 1988. Mr. Somma is currently devoting about 25% of his time to the business affairs of Sunlite, and manages his own personal real estate holdings. From 1979 to 1990, Mr. Somma served as President of Logo Realty Inc. which was a real estate holding Co.
Prior to that Mr. Somma has been a consultant to several restaurants.

ITEM 11. EXECUTIVE COMPENSATION

    In fiscal 1993 Mr. Scala was compensated in the amount of $15,600. No other officers or directors were compensated during fiscal 1993.

    The Company has no agreement or understanding, express or implied, with any officer or director, or any other person regarding employment with the Company or compensation for services. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

    The following table sets forth the holdings of common stock by each person who, as of November 30, 1992, held of record or was known by the Company to hold beneficially or of record, more than 5% of the Company's common stock, by each officer and director, and by all officers and directors as a group.

           Lewis Scala                8,050,000 shares     21 %
           John Somma                 8,130,000 shares     22 %

Officers & Directors as
a group ( 3 persons )                16,180,000 shares     43 %


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In fiscal 1993 the Company leased office space from Mr. Scala at the rate of $500 per month. In October 1993, the Company sold Mr. Scala 1,250,000 of common unregistered stock at the rate of $.01 per share and reduced its total debt liability to Mr. Scala by $12,500.

                                PART 1V

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        FORM 8-K

(a) All financial statements are included commencing on page F1

Reports on Form 8-K

        None

                              SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Sunlite Technologies Corp.


                                        By: /s/Lewis Scala
                                            Lewis Scala
DATE: August 05, 1996                       President


       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE: August 05, 1996                   By: /s/Lewis Scala
                                            Lewis Scala
                                            President
                                            Director


DATE: August 05, 1996                   By: /s/John Somma
                                            John Somma
                                            Secretary
                                            Chairman of
                                            Board of Directors

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
Sunlite Technologies Corp.
(a development stage company)
Douglaston, New York



We have audited the financial statements of Sunlite Technologies Corp. (Delaware Corporation in the development stage) listed in the accompanying index to financial statements and schedules (Item 14 (a)). These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Sunlite Technologies Corp. As of November 30, 1988 were audited by other auditors whose report dated December 22, 1988 expressed an unqualified opinion on those statements, and has been furnished to us, and our opinion expressed herein so far as it relates to amounts from inception (December 10, 1986) to November 30, 1993 is based in part upon the report of other auditors for the period from inception (December 10, 1986) to November 30, 1988.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion and based upon the report of other auditors, the financial statements listed in the accompanying index to financial statements
(ITEM 14 (a)) present fairly in all material respects, the financial position of Sunlite Technologies Corp. As of November 30, 1993 and 1992 and the results of operations and cash flows for each of the three years in the period ended November 30, 1993 and for the period from inception (December 10, 1986) to November 30, 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the financial statements, the Company has suffered recurring losses from operations and unaudited information subsequent to November 30, 1993 indicates that losses from operations, primarily from development stage activities are continuing. These losses together with the Company's inability to obtain additional financing, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Ronald Seroda, P.C., C.P.A.
Dix Hills, New York
January 6, 1996

                          Blumenthal Squire & Company
                          Certified Public Accountants
                               419 Whalley Avenue
                          New Haven, Connecticut 06511



                          INDEPENDENT AUDITOR'S REPORT


To Sunlite Technologies Corp.
(A Development Stage Company)


We have audited the statement of Sunlite Technologies Corp. (a Delaware corporation in the development stage) as of November 30, 1988, and the related statements of changes in stockholders' equity, and cash flows for the year ended November 30, 1988 and for the period from inception (December 10, 19986) to November 30, 1988, which are not separtely presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial referred to above present fairly in all material respects, the results of operations, cash flows and changes in stockholders' equity of Sunlite Technologies Corp. for the year ended November 30, 1988 and for the period from inception (December 10, 1086) to November 30, 1988 in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. Communications with management and with the successor auditor indicate that the Company has suffered recurring losses which raise substantial doubt the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


                                       BLUMENTHAL SQUIRE & COMPANY

New Haven, Connecticut
December 22, 1988 and
 February 27, 1993 as to Subsequent Events

Ref: Letters.4 (Pg. 18)

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEETS

                                     ASSETS
                                                  NOVEMBER 30,
                                           1993                  1992

Current assets:
   Cash                               $      19             $       -
   Accounts receivable                        -                 1,176
   Inventory                                  -                   137
   Prepaid expenses                           -                 1.286
                                          -----                ------
      Total current assets                   19                 2,599

Property, plant and equipment:
   Equipment and fixtures                 6,500                 6,500
   Less accumulated depreciation          4,675                 3,375
                                          -----                 -----
      Property, plant, & equip. net       1,825                 3,125

Intangible assets:
   Patents at cost                       62,030                62,030
   Less accumulated amortization         18,670                13,898
                                         ------                ------
      Patents, net                       43,360                48,132
                                         ------                ------
                                      $  45,204             $  53,856
                                         ======                ======

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                   $  13,837             $  21,168
   Accrued interest                      44,950                28,170
   Accrued interest (related parties)    11,879                 6,632
   Accrued rent (related parties)         1,644                 1,500
   Payroll taxes payable                  2,737                     -
   Notes payable                        108,634               123,134
   Notes payable (related parties)       50,796                46,525
                                        -------               -------
      Total current liabilities         234,477               227,129

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
     500,000,000 shares authorized;
     37,000,000 & 34,000,000 shares
     issued & outstanding in 93 & 92      3,700                 3,400
   Additional paid in capital           553,820               511,120
   Deficit accumulated during
     development stage                 (746,793)             (687,793)
                                        -------               -------
                                       (189,273)             (173,273)
                                        -------               -------
                                      $  45,204             $  53,856
                                         ======                ======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                        For the Years Ended November 30,


                                                                Period from
                                                                Inception
                                                                Dec. 10, 1986
                                                                Through
                              1993        1992        1991      Nov. 30, 1993
                              ----        ----        ----      -------------

Revenues:
 Sales                    $      -     $ 2,616    $      -     $  12,614
 Interest income                 -           -           -         3,756
                             -----       -----        ----        ------
                                 -       2,616           -        16,370
 Cost and expenses:
  Cost of sales                135       2,140           -        22,204
  Selling & administrative
  expenses                  58,865      67,144      64,163       341,106
                            ------      ------      ------       -------
                            59,000      66,668      64,163       363,310

Income (Loss) before taxes
& discontinued operations  (59,000)    (66,668)    (64,163)     (346,940)

Income taxes                     -           -           -         1,269
                            ------      -----       ------       -------
Income (Loss) from
 continuing operations     (59,000)    (66,668)    (64,163)     (348,209)

Discontinued operations:
  Operating (Loss) from
  discontinued operations        -           -           -      (205,060)

Net (loss) from sale of
  discontinued operations        -           -           -      (193,524)
                            ------      ------      ------       -------
                                 -           -           -      (398,584)
                           -------      ------      ------       -------
Net loss                  $(59,000)   $(66,668)   $(64,163)    $(746,793)
                            ======      ======      ======       =======
  (Loss) per share
  from continuing
  operations               $   nil     $   nil     $   nil     $    (.01)

Net (loss) per share       $   nil     $   nil     $   nil     $    (.03)

                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                   Deficit
                                                                                                   Accumulated
                                                    Common          Stock         Add'l Paid       During the
                                                    Shares         Amount         in Capital       Development

Issued at incorporation on December 10, 1986
  for $.001633 per share                         4,500,000       $    450         $   6,900        $       -

Issued on October 30, 1987
  in an initial public offering
  for $.077 per share to the
  insiders                                       3,000,000            300           232,015                -

Net income for the year                                 -               -                 -              482

Balance at November 30, 1987                     7,500,000            750           238,915              482


Issued on March 18, 1988 in
  exchange for the stock of
  Bedford Street Baker's Corp.
  valued at $.05 per share                       4,000,000            400           199,600                -

Issued on October 1, 1988
  in a private placement
  at $.05 per share                              1,000,000            100            49,900                -

Net loss for the year                                    -              -                 -         (409,138)

Balance at November 30, 1988                    12,500,000          1,250           488,415         (408,656)

Issued on December 17, 1988 in
  exchange for license and
  option agreement for a patent purchase
  valued at $.0001 per share (par value)        20,000,000          2,000                 -                -

Capital contribution July, 1989                                         -            10,000                -

Net loss for the year                                    -              -                 -         (101,654)

Balance at November 30, 1989                    32,500,000          3,250           498,415         (510,310)

Issued on November 23, 1990 upon
  exercise of option to
  purchase the patents                             300,000             30                 -                -

Net loss for the year                                    -              -                 -          (46,652)

Balance at November 30, 1990                    32,800,000          3,280           498,415         (556,962)

Net loss for year                                        -              -                 -          (64,163)

Balance at November 30, 1991                    32,800,000          3,280           498,415         (621,125)

Issued on March 10, 1992 in
  a private placement
  at $.0125 per share                              700,000             70             8,680                -


Net loss for the year                                    -              -                 -          (66,668)

Issued on July 23, 1992 in
  exchange for inventory valued
  at $.0008 per share                              500,000             50             4,025                -

Balance at November 30, 1992                    34,000,000          3,400           511,120         (687,793)


                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)




Continued
                                                                                                   Deficit
                                                                                                   Accumulated
                                                    Common          Stock         Add'l Paid       During the
                                                    Shares         Amount         in Capital       Development



 Issued on May 4, 1993 in
   a private placement on Dec. 8, 1992
   At $.05 per share                               100,000             10             4,990                -

 Issued on June 22, 1993 in
  a private placement on Dec. 15, 1992
  at $.05 per share                                100,000             10             4.990

  Issued on June 22, 1993 in
    a private placement on Feb 8, 1993
    At $.05 per share                              200,000             20             9,980

 Issued on July 22, 1993 in
    a private placement on June 8, 1993
    At $.004                                       500,000             50             1,950

 Issued on October, 11, 1993 in
   a private sale to Lewis Scala
   At $.01 per share to reduce
   Outstanding loan                              1,250,000            125            12,375

 Issued on October 11, 1993 in
    a private sale to a note holder
    To reduce their loan
    At $.01 per share                              650,000             65             6,435

 Issued on October 11, 1993
    For travel expenses.
    Issued at $.01 per share                       200,000             20             1,980

  Net Loss for the year                                  -              -                 -          (59,000)

                                                __________         ______          ________         ________

 Balance as of November 30, 1993                37,000,000       $  3,700         $ 553,820        $(746,793)

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                        For The Years Ended November 30,

                                                                                                         Period from
                                                                                                         inception
                                                                                                         through
                                                         1993            1992            1991            Nov. 30, 1993
Cash flows from operating activities:
  Net Income (loss)                                   $ (59,000)      $ (66,668)      $ (64,163)         $ (746,793)

  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Depreciation & amortization                           6,072           5,842           5,680              24,265
    Write off of stock issued for
     purchase of affiliate                                    -               -               -             200,000
    Loss on abandonment of fixed assets                       -               -               -               3,584
    Stock issued for payment of expenses (inventory)          -           3,938               -               4,075
    Stock issued for payment of expenses (travel)         2,000                                               2,000

 (Increase) decrease in current assets:
    Accounts receivable                                   1,176          (1,176)              -                   -
    Prepaid expenses                                      1,286           1,799          (3,085)                  -
    Inventory                                               137                                                   -

  Increase (decrease) in current liabilities:
    Accounts payable/Payable taxes payable               (4,594)          6,244           7,101              16,574
    Accrued interest                                     16,780          13,696          11,324              44,950
    Accrued interest (related parties)                    5,247           5,705           1,684              11,879
    Accrued rent related party                              144           1,500                               1,644

Cash (used) by operating activities                     (30,752)        (29,120)        (41,459)           (437,822)


Cash flows from investing activities:
   Purchase of patent, license & option                       -               -               -             (60,000)
   Purchase of fixed assets                                   -          (1,050)              -             (11,084)

Cash used in investing activities                             -          (1,050)              -             (71,004)


Cash flows from financing activities:
   Proceeds from issuance of common stock
    initial public offering & private sales              22,000           8,750               -             390,750
   Underwriting costs                                         -               -               -             (60,335)

   Increase (decrease) in:
    Notes payable proceeds (repayment)                   (8,000)          6,200          19,934             115,134
    Notes payable related parties proceeds (repayment)   16,771          14,378          22,279              63,296

Cash provided by financing activities                    30,771          29,328          42,213             508,845


Increase (decrease) in cash
 and cash equivalents                                        19            (842)            754                  19

Cash and cash equivalents, beginning                          -             842              88                   -

Cash and cash equivalents, ending                     $      19       $       -       $     842          $       19



Interest paid                                         $       -        $      -       $   1,000          $    1,000

Income taxes paid                                     $       -        $      -       $       -          $    3,756


                           Sunlite Technologies Corp.
                         (a development stage company)
                        (NOTES TO FINANCIAL STATEMENTS)

NOTE 1- Organization, History, and going concern assumptions:

  Sunlite Technologies Corp., (hereafter referred to as the "Company") was incorporated in Delaware on December 10, 1986, for the purpose of obtaining capital to participate in business ventures which have a potential for profit. The Company's name was changed on March, 16, 1990. The Company had attempted to market and manufacture a solar rechargeable battery ("SRB") under three patents it purchased (NOTE 5). Subsequent to November 30, 1993, the Company entered into a licencing agreement with an individual (NOTE 11). The success of this endeavor will ultimately depend on the Company's and/or Licensee's (NOTE 11) ability to market and manufacture this item as well as obtaining sufficient capital to fund an appropriate business plan. Furthermore, there is no assurance that other products would not be developed by other Companies that would be competitive to the Company's "SRB" or even render the solar battery obsolete. Also, the Company subsequent to November 30, 1993 has entered into the "Internet" business (NOTE 11).

  On December 10, 1986, the Company issued 4.5 million shares of common stock par value $.0001 to officers and directors for $7,350 in cash which is approximately $.001633 per share.

  On October 30, 1987, the Company successfully completed a sale of three million equity units at $.10 per unit. The gross proceeds to the Company was $300,000. Each unit consisted of one share of $.0001 par value common stock, one class a redeemable warrant, and one class B redeemable warrant. (NOTE 7) The underwriters compensation in connection with this offering was equal to 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds. These items have been charged against paid in capital. In addition, the underwriters received 300,000 warrants to purchase 300,000 shares of the Company's common stock at $.12 per share. These warrants expired July 16, 1992.

  On March 18 1988, the Company exchanged four million shares of its common stock for all the outstanding shares of Bedford Street Bakers Corp., thus becoming a wholly owned subsidiary of the Company. Management assigned a value of $.05 per share for the four million shares exchanged. Bedford Street Bakers Corp. was a restaurant/Bakery which operated under a franchise agreement with "The Glass Oven International".

  Bedford Street Bakers Corp. was originally incorporated and organized by Fast N' Fancy Foods, Inc. Mr. Scala who in June 1990 became a shareholder and president of Sunlite Technologies Corp., was also an Officer and Director and principal shareholder of Fast N' Fancy Foods Inc.

  Fast N' Fancy Foods Inc., established the operations of Bedford Street Bakers Corp., two years prior to being purchased by Sunlite. The stock of Bedford was distributed to Fast N' Fancy shareholders.

  For the period March 18 1988 through June 30 1988, Bedford's on going operations were not as expected. The Bakery/Restaurant was located in a business district and when the districts main office building lost its major tenant store sales plummeted. Not only were sales off, but with shortage of available key personnel, the store shortened its hours of operation and even closed for periods of time when help was not available. During this period, the Company incurred an operating loss from discontinued operations of $205,060.

    By the end of May 1988, the Bedford store was placed on the market for sale privately and through several brokers. On June 30 1988, the management with the consent of the Board of Directors of the Company, sold Bedford to a former employee, so as to prevent further losses to the Company. The consideration for the sale was the assumption of all its debt in exchange for the return of its assets and an agreement to indemnify and hold the Company harmless for any and all matters arising from the Company's ownership of Bedford. In addition, the new owners had promised to repay the advances made by the parent in the amount of $221,524 of which $13,000 had been repaid as of November 30, 1988 and an additional $15,000 was repaid in 1989. However, management currently believes that the balance in the amount of $193,524 is currently uncollectible resulting in a loss on disposal of discontinued operations in the amount of $193,524. (Note 4)

     The Company, on October 1, 1988, sold an additional one million unregistered common shares at $.05 per share to a group of four individuals for an aggregate $50,000. The purpose of this sale was to replenish the Company's available working capital so as to allow it to continue operations and explore other potential business opportunities. Accordingly, on October 18, 1988 the Company found another business opportunity and entered into an agreement with Raymond Curiel and Mary Curiel d/b/a MJR Company (NOTE 5.) The Company subsequently purchased three patents from MJR Co. These patents cover certain features which was then the Company's only product: a size "D" solar rechargeable battery.

     The Company at this time remained in the development stage, and entered into several agreements with MJR Company including a licensing agreement, option to purchase the "SRB" patents, lease of office space in Scottsdale Arizona and a employment agreement with Mr. Curiel. During fiscal 1989, the Company moved its base of operations from Connecticut to Arizona and paid MJR Co. $11,500 in rent, and did not comply with the terms of the employment agreement (Note 3.) However, late in fiscal 1989, control of the Company had changed. All prior agreements with the Curiels were modified and the Company moved its base of operations to Long Island N.Y. The above resulted in a write off and abandonment of office equipment. Furthermore, all costs, incurred by the Company in the amount of approximately $27,000 during the Curiel's term of management relating to its attempt to raise capital for the manufacture and marketing of the "SRB" have been expended and in November 1990, the Company purchased the patents from Raymond Curiel (See NOTE 5.)

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company has suffered recurring losses of approximately $746,793 from inception through November 30, 1993. As of November 30 1993, total liabilities exceeded total assets by $189,273 and the Company had defaulted in note payments and interest due on these notes in the amount of $216,259. These factors as well as the uncertainty that the Company's licensing agreement and new business venture will ultimately be profitable raise an uncertainty about the Company's ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     In response, the Company in a subsequent event has licensed its technology to an individual (NOTE 11)  The minimum royalty payment will give the Company a temporary cash flow and will allow the Company to pursue its new business venture. The Company is also considering a debt equity swap to its note
holders but no definite terms have been formulated as yet.   It is impossible to
determine if any of the above will be successful and management has not ruled out the possibility to seek protection under chapter 11 of the Federal Bankruptcy act.

NOTE 2- Significant Accounting Policies:

     The financial statements presented herein are of a development stage company. Therefore, the form and context conform to the accounting principles governing a development stage company.

     Stock Offering Costs: Stock offering costs incurred in connection with the sale of common stock have been charged against paid in capital.

     Revenue recognition: Revenue and accounts receivable are recorded only when products are shipped (Accrual basis)

     Inventory:  Inventory is carried at cost on a first in first out basis.

     Net Loss per Common share: Net loss per common share has been computed based on the weighted average number of shares outstanding during each period.

     Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year's presentation.

     Fixed Assets: Fixed assets are stated at cost. Maintenance and repairs are expended as incurred. When fixed assets are disposed, the related cost and reserve for depreciation are removed from the respective accounts, and any gains or losses are included in income.

     Depreciation:  is computed on the straight line-method.

     Patent License & Purchase Agreement (NOTE 5): The patent was purchased in fiscal year November 30, 1990 and is recorded at cost plus the unamortized cost of the license agreement and the cost of the option. Amortization is provided on a straight line basis over 13 years.

     Fair value: Assets and liabilities are recorded at cost with the exception of the patent (note 5) and the historical cost approximates fair value. However, if the Company was forced to liquidate it would be very unlikely that the Company would realize any of the unamortized patent cost of $43,360.

NOTE 3- Employment contract- termination:

     In fiscal year ending November 30, 1989, the Company had advanced $32,407 to MJR Co. The company had defaulted on the original licensing agreement dated October 18, 1988 (Note 5,) and an employment agreement dated January 6, 1989. In settlement and consideration to the MJR Co. for entering a new and final license agreement dated November 30, 1989 as fully described in Note 5, the above amount of $32,407 was applied by management against a two year employment contract in which Mr. Curiel was to receive $5,000 per month.

NOTE 4- Loss on Discontinued Operations:

     On March 18, 1988, the Company acquired all the shares of Bedford Street Bakers Corp. in exchange for four million shares of its own common stock valued at $.05 per share. On June 30, 1988, the Company disposed of its investment by transferring to a former employee all of the issued and outstanding shares of Bedford for the consideration of $1.00 and the promise to be indemnified and held harmless against any and all matters arising from the Company's ownership of Bedford. In addition, Bedford promised to repay $221,524 of advances made by the Company to Bedford.

     From the period March 18, 1988 through June 30, 1988, the Company incurred an operating loss from discontinued operations in the amount of $205,060, which approximately equals the Company's investment in Bedford, and a loss on the sale from discontinued operations in the amount of $193,524 when the Company only received $28,000 of the original $221,524 Bedford promised to repay. The amount of $193,524 management currently believes to be uncollectible.

NOTE 5- Licensing Agreement and Purchase of Patents:

     On October 18, 1988, the Company paid $20,000 to Raymond and Mary Curiel d/b/a MJR Company of Scottsdale, Arizona as a non-refundable deposit on an exclusive licensing agreement for a patented invention (Solar Rechargeable Battery) developed and invented by Raymond Curiel. The parties consummated an agreement in January, 1989. This agreement called for the issuance of 20,000,000 shares of the Company's stock to MJR Co. for this exclusive license, and an option to purchase all the patents issued, and foreign applications then pending in connection with the solar rechargeable battery. The shares issued in the above agreement were valued at par value and resulted in a nominal increase in stockholders equity of $2,000. Management assigned a nominal value to the shares issued in the above transaction for the following reasons:

     1) During fiscal year November 30, 1989, unlike in fiscal year 1987, no ready market existed for the registrant's common shares compounded by the fact that the shares issued were restricted and unregistered. Therefore, the fair market value of the consideration given in this transaction could not be readily determined.

     2) Furthermore, management could not reasonably ascertain the fair market value of the licensing agreement, and option to purchase the patent since no similar product currently exists.

     The value of the above assets depend largely on how well the Company manufacturers and markets this product in the future. Therefore, these assets were recorded on the Company's balance sheet at cost in cash plus par value of the stock issued. This required the Company to pay an additional $20,000 in licensing fees to MJR Co. until the option to purchase the patent was exercised. The agreement of November 30, 1989 was revised on November 23, 1990. The Company under this agreement purchased all the issued U.S. Patents and all foreign applications pending from MJR for a cash payment of $40,000 and the issuance of 300,000 shares of its common unregistered stock. The Company valued these shares at par value for the same reason as stated earlier when the Company issued its common shares in consideration for the license agreement. Furthermore, all prior agreements by and between the Company and MJR and/or the Curiels were canceled.

The patent cost is determined as follows:

     Cash paid for deposit                            $ 20,000
     Par value common shares issued for option to
       purchase patents                                  2,000
     Cash paid for purchase of patents                  40,000
     Par value common shares issued for purchase
       of patents                                           30
                                                        ------
     Total cost                                      $  62,030
                                                        ======



NOTE 6 - Notes Payable:                                   1993        1992
                                                          ----        ----
Due and in default as of March 31, 1990.
Interest at 18% per annum..                           $ 12,000    $ 12,000

Due shareholder in default as of August 30, 1990
Interest at 10% per annum..                             10,000      10,000

Due shareholder in default as of June 30, 1992
Interest at 12% per annum..                             50,000      50,000

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                              5,000       5,000

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                             10,000      10,000

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                             10,000      10,000

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                              2,000       2,000

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                              4,945       4,945

Due shareholder June 30, 1993
Interest at 10% per annum..                              4,689      19,189
                                                       -------     -------
                                                     $ 108,634   $ 123,134
                                                       =======     =======


During 1993, only one note holder agreed to extend its due date until June 30, 1993. The balance of the notes are in default.

Notes Payable-Related Parties

Due and payable to Officers & Directors June 30, 1993
(John Somma) Interest at 10% per annum..               $ 13,850    $ 12,850

Due and payable to Officers & Directors June 30, 1993
(Lew Scala) Interest at 10 % per annum                   36,946      32,675
                                                         -----       ------
                                                       $ 50,796    $ 46,525
                                                         ======      ======


Interest expense totaled $22,305, $17,900 and $14,623 in 1993, 1992 and 1991, respectively. The average effective rate of interest was 12%, 11% and 11% in 1993, 1992 and 1991, respectively.

NOTE 7- Common Stock- Warrants:

     The Company currently has one class of stock outstanding which had been offered to the public in the form of a unit. Each unit consisted of one share common stock, par value $.0001, one class a redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Each class a warrant entitles the holder to purchase one share of common stock at a price of $.10 until Nov. 30, 1993. Each class B warrant entitles the holder to purchase one share of common stock at a price of $.15 until Nov. 30, 1994. The Redeemable Warrants are redeemable by the Company upon 30 days prior written notice. The redemption price is $.0001 per Warrant for both the Class a and Class B warrants.

NOTE 8- Income Taxes:

     At November 30, 1993, the Company had a net operating loss carry forward for financial accounting purposes of approximately $746,192. Theses carry forwards expire through the year 2008. Such carry forwards for federal income tax purpose are approximately only $281,541, and will be available to offset future "ordinary" taxable income. In addition, the Company had a capital loss carry forward for federal income tax of approximately $440,991 which had expired. The difference between the accounting loss and that for federal income taxes is due to the fact that the write off of Bedford is a capital transaction for federal tax purposes and therefore could only be used to offset capital gains. Since the capital loss in the amount of $430,991 expired for federal income tax purposes, no other material timing difference exists between accounting and tax income. The Company did not pay any federal income tax during fiscal years ending November 30, 1993, 1992, and 1991 and the tax expense, as reflected herein, is for state and local taxes only.

     Statements of Financial Accounting Standards (SFAS) No. 109 has been issued regarding accounting for income taxes. The statement, as amended, is effective for fiscal years beginning after December 15, 1992. The Company is required to implement SFAS No. 109 for its fiscal year ending November 30, 1994. The effect on the Company's reported financial position and results of operations resulting from the implementation of SFAS No. 96 has not yet been quantified by the Company.

NOTE 9- Commitments:

     On May 15, 1991, the Company entered into an agreement with Burbud Management Corp.("Burbud") Burbud is organized under the laws of Panama and its U.S. location is New Rochelle, NY. Pursuant to this agreement, the Company will issue 8,000,000 shares of its common unregistered stock to "Burbud" in lieu of payment for the initial production of 20,000 solar rechargeable batteries("SRB") In addition "Burbud" will provide future research and product development of the "SRB" as well as assisting in the marketing of the product. As of November 30, 1993, the Company received 1,250 "SRB'S" from Burbud and in partial consideration for the above the Company issued 500,000 shares of its common unregistered stock. The Company values the transaction at the fair market value of the consideration received and estimates the cost of each battery at the cost the Company could have purchased and assembled them in the United States (Replacement costs) During fiscal year ending November 30, 1993 Burbud did not deliver any product against its commitment. (See Note 11)

NOTE 10- Other Related Party Transactions:

In fiscal 1993 the Company leased office space from Mr. Scala at a rate of $500.00 per month. Mr. Scala was compensated during fiscal year 1993 in the amount of $15,600. The Company continues to borrow money from Mr. Somma and Mr. Scala to fund the daily operations of the Company. Mr. Somma and Mr. Scala are officers, directors and principal shareholders of the Company. In October 1993 the Company sold Mr. Scala 1,250,000 of common stock at the rate of $.01 per share and reduced its total debt liability to Mr. Scala by $12,500.

NOTE 11- Subsequent Events:

     In August 1995, the Company considered it's contract with Burbud void and has terminated it due to the no performance clause in the original contract. However, the Company may be obligated to issue an additional 1,500,000 shares of it's common unregistered stock to Burbud for services performed during the duration of the contract. The Company would vigorously fight the issuance of these shares due to damages in the form of lost "SRB" sales. Burbud has not substantially complied with many of the terms of the entire agreement.

     On August 30, 1995, the Company entered into a licensing agreement with an individual and has received a $5,000 non refundable initial licensing fee.
The Company, under the terms of the agreement, will also receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales over $1,000,000. However, the Company will receive a minimum royalty of $1000 per month for a term of sixty months which began in January, 1996.

     Between August 1995 and December 1995, the Company began to look for other business opportunities to enter. In December 1995, the Company purchased from Lewis Scala all the necessary hardware equipment, Galacticomm's WorldGroup software, and all existing telephone connections to run an Online Bulletin Board Service that provides Internet connectivity. The service can handle up to 256 simultaneous users. The most common need for Internet access is to allow users to "surf the web" with software such as Netscape, Microsoft explorer and many other "web" browsers. The Worldgroup software provides a pass-through SLIP, CSLIP and PPP connections for authorized users. The agreed price was $5,000.

     From November 1993 to May 1996, the company has sold 560,000 shares of common unregistered stock to 9 individuals at $.025 per share and had raised an additional $14,000.