Form 10QSB
period 1994-05-31
SUNLITE TECHNOLOGIES CORP
filed 1996-08-09
CIK 814071

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                                (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: May 31, 1994

               [ ]TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________to__________

                   Commission File Number 33-14066-NY


                        Sunlite Technologies Corp.
    (Exact name of small business issuer as specified in its charter)

          Delaware                           06-1221388
 (State or other jurisdiction of      (IRS Employer Identification No.)
   incorporation or organization)

                               P.O. Box 620723
                           Douglaston, NY 11362
                (Address of principal executive offices)

                              (718)423-6741
                       (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   x   No

   37,000,000 shares of Common Stock, $.0001 par value, outstanding on May 31, 1994

                        Sunlite Technologies Corp.

                            Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet
      at May 31, 1994                                     3

     Statements of Operations-
       For Three Months Ended May 31,1994
       For Three Months Ended May 31,1993
       For Six Months Ended May 31, 1994
       For six months ended May 31, 1993                  4

     Statements of Cash Flows

       For six months ended May 31, 1994
       For six months ended May 31, 1993                  5

     Notes to Financial Statements                        6


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations             7


PART II -- OTHER INFORMATION                              8


SIGNATURES                                                9

                       Sunlite Technologies Corp.
                      (a development stage company)
                              BALANCE SHEETS
                               May 31, 1994

                                  ASSETS

Current assets:
   Cash                                            $      69
   Loans receivable                                      387
                                                      ------
      Total current assets                               456

Property, plant and equipment:
   Equipment and fixtures                              6,500
   Less accumulated depreciation                       5,167
                                                       -----
      Property, Plant & Equip net                      1,333

Intangible assets:
   Patents at cost                                    62,030
   Less accumulated amortization                      20,868
                                                      ------
      Patents, Net                                    41,162
                                                      ------
                                                    $ 42,951
                                                      ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                 $ 15,229
   Accrued interest                                   55,809
   Accrued interest (related parties)                 16,073
   Accrued rent (related parties)                      4,644
   Payroll taxes payable                               2,737
   Notes payable                                     108,634
   Notes payable (related parties)                    51,296
                                                     -------
      Total current liabilities                      254,422

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   37,000,000 issued and outstanding
   At May 31, 1994                                     3,700
   Additional paid in capital                        553,820
   Deficit accumulated during
   development stage                                (768,991)
                                                     -------
                                                    (211,471)
                                                     -------
                                                    $ 42,951
                                                     =======

                        Sunlite Technologies Corp.
                       (a development stage company)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)




                               3 months ended:         6 months ended:
                                     May 31th.               May 31th.
                            1994           1993       1994         1993



Revenues               $       -       $       -     $     -    $       -

Cost of sales
                          ------          ------       ------       ------

Gross profit                   -               -            -            -

Selling, general and
  administrative
  expenses                10,984          26,487       22,198       36,599

Loss from Operations     (10,984)        (26,487)     (22,198)     (36,599)


Net income (loss)        (10,984)      $ (26,487)     (22,198)   $ (36,599)


Net (loss) per share         nil             nil          nil          nil

                        Sunlite Technologies Corp.
                       (a development stage company)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                     6 months ended:       6 months ended:
                                      May 31, 1994         May 31, 1993
Cash flows from
 operating activities:
   Net (Loss)                           $ (22,198)            $ (36,599)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              2,690                 2,921

(Increase) decrease in current
  assets:
   Accounts receivable                       (387)                1,176
   Prepaid expenses                             -                 1,286

Increase (decrease) in current
 liabilities:
  Accounts payable                          1,392                (6,187)
  Accrued interest                         15,053                 8,939
  Notes payable related                       500
  Accrued rent related parties              3,000

  Cash Used by
 operating activities                          50               (28,464)

Cash used in investing activities                                     -

Cash used in financing activities:
 Loan proceeds                                                    8,567
 Proceeds from private sale                                      20,000

Cash provided (used)
 financing activities                                            28,567
                                           ------               -------

Increase (decrease) in cash
 and cash equivalents                                               103

Cash and cash equivalents,
 beginning                                     19                     -
                                             ----                 -----
Cash and cash equivalents,
 ending                                        69                   103
                                            =====                 =====

                        Sunlite Technologies Corp.
                       (a development stage company)
                 (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                               May 31, 1994
                                (Unaudited)



Note A- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 1994 are not necessarily indicative of results that may be expected for the year ending November 30, 1994. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-K for the year ended November 30, 1993.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:


    The Company had no gross sales for the quarter ending May 31, 1994 vs. no gross sales for the quarter ending May 31, 1993. The Company has no gross sales for 6 months ending May 31, 1994 vs. No gross sales for the 6 months ended May 31, 1993.

    The Company's net loss for the quarter ending May 31, 1994 was $10,984 vs. $26,487 for the same quarter ending May 31, 1993.

    The Company's net loss for the 6 months period ended May 31, 1994 was $22,198 vs. $36,599 for the same period ended May 31, 1993.

    The total liabilities at May 31, 1994 were $254,422 which is broken down as follows; $15,229 accounts payable, $55,809 accrued interest payable, which is due on the notes payable to non related parties, $16,073 accrued interest payable, which is due on the notes payable to related parties. Notes payable of $108,634 due to non related parties, and notes payable of $51,296 due to related parties. The Company is in default on all its notes payable.


Liquidity and Capital Resources:

    The only source of funds has come from the Company's ability to borrow funds when needed.

    Management continues to borrow the necessary funds to finance its ongoing business and future plans. However, there is no assurance that Management can continue to borrow any needed funds to continue its ongoing operations.

                             OTHER INFORMATION



Item 1.  Legal Procedures
                  None

Item 2.  Change in Securities
                   None

Item 3.  Defaults Upon Senior Securities
                   None

Item 4.      Submission of Matters to a Vote of Security Holders.
                   None

Item 5.  Other Information
                   None

Item 6.  Exhibits and Reports of Form 8-K
                  None

                                SIGNATURES





Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                              Sunlite Technologies Corp.



                              by /s/Lewis Scala
                                Lewis Scala
                                President
Dated: August 5, 1996