Form 10KSB
period 1994-11-30
SUNLITE TECHNOLOGIES CORP
filed 1996-08-09
CIK 814071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

    (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended November 30, 1994

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from               to


                         Commission File No.33-14066-NY

                           Sunlite Technologies Corp.
                           --------------------------
          (Name of small business issuer as specified in its charter)


             Delaware                                    06-1221388
  ------------------------------                       ---------------
  State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization                      Identification No.)


       P.O. Box 620723
     Douglaston, New York                                       11362
 ---------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (718) 423-6741
                                                            --------------


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.0001 PER SHARE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ] No [  ]

     The aggregate market value of the common voting stock held by
non-affiliates as of November 30, 1994:   None

     Shares outstanding of the issuer's common stock as of November 30, 1994:

                             37,000,000 shares.

     Issuer's revenues for its fiscal year ended November 30, 1994:

                                 $ -0-

                                   INDEX





Part I

Item  1.  Description of business

Item  2.  Properties

Item  3.  Legal proceeding

Item  4.  Submission of matters to vote of security holders


Part II

Item  5.  Market for common equity and related stockholder matters

Item  6.  Management's discussion and analysis of financial
          Condition and results of operations

Item  7.  Financial statements

Item 8. Changes in and disagreements with Accountants on Accounting and financial disclosure


Part III

Item  9.  Directors, executive officers and control persons;
          Compliance with section 16(a) of the exchange act.

Item 10.  Executive compensation

Item 11.  Security ownership of certain beneficial owners
          And management

Item 12.  Certain relationships and related transactions

Item 13.  Exhibits and reports on form 8-K

          Signatures

                                     PART I

Item 1.  Description of Business.

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

     Through fiscal year ended November 30, 1994, Burbud had not delivered any additional batteries against its agreement. The Company had tried to obtain the necessary capital to continue its efforts to manufacture and market its "SRB." The Company had explored a few possible licensing arrangements with other Companies and individuals, but nothing had developed from these discussions. However, the Company would pursue this avenue if it were unable to raise the necessary funding needed to continue manufacturing and marketing its "SRB."

Subsequent to November 30, 1994

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

     Between August 1995 and December 1995, the Company began to look for other business opportunities in which to participate. In December 1995, the Company purchased from Lewis Scala all the necessary hardware equipment, Galacticomm's World Group software, and all existing telephone connections to run an Online Bulletin Board Service that provides Internet connectivity. The service can handle up to 256 simultaneous users. The most common need for Internet access is to allow users to "surf the web" with software such as Netscape, Microsoft explorer and many other "web" browsers. The Worldgroup software provides a pass-through SLIP, CSLIP and PPP connections for authorized users. The agreed price was $5,000.

     From December 1994 to May 1996, the company sold 560,000 shares of common stock to nine individuals at $.025 per share and had raised an additional $14,000.

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

Item 2.  Properties.

The Company is occupying office space under an agreement with Lewis Scala, the Company's President to use its present facilities. The Company is paying $500 per month rent at this time.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company is not quoted or publicly traded and has not traded for the last two years to the best knowledge of the Company's management.

     The Company currently has one class of stock outstanding which had been offered to the public in the form of Units. Each Unit consisted of one share of Common Stock, par value $.0001, one Class A Redeemable Common Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $.10 per share until November 30, 1996. Each Class B Warrant entitles the holder to purchase one share of Common Stock at a price of $.15 per share until November 30, 1996. These warrants have been extended by approval of the Board of Directors.

    The Company's securities are not listed in any known quotation publication. There is no known trading market for its Units, common and/or Class "A" and "B" Warrants.

     (b) Holders.

     The approximate number of record holders of the registrant's common stock as of November 30, 1994 was 275.

     (C) Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS:

     During fiscal year ended Nov. 30, 1994, the Company had no revenue, as compared to no revenue for the year ending Nov. 30, 1993. The operating loss was $43,114, as compared to $59,000 in fiscal 1993. Of the $43,114 loss, interest expense was $24,760 and of the $59,000 loss in November 1993, interest expense was $22,305. Since the Company was inactive in the manufacturing and marketing of its "SRB" in the year 1994 and was not able to raise any additional capital to continue its business operations. The business expenses were cut to a minimum.

     The Company had total assets of $39,213 and total Liabilities of $271,600 for fiscal year end Nov. 30, 1994. Of the Company's assets $ 38,588 has been placed on the value of the Company's patents. Of the Company's liabilities
$ 241,485 are Notes past due, and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES:

     During fiscal 1994, the Company had not received any product against its contract with BURBUD, management continued its efforts to try and raise the necessary capital to continue the daily operations. However, the Company was unable to borrow or raise any funds in 1994.

     The Company had begun to look for an alternative way of utilizing the patented "SRB" technology. Late in 1995 the Company entered into a licensing agreement with an individual and has received a $5,000 non refundable initial licensing fee. The Company, under the terms of the agreement, will also receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales over $1,000,000. However, the Company will receive a minimum royalty of $1000 per month for a term of sixty months which began in January 1996.

Item 7.  Financial Statements.

     Audited financial statements as of November 30, 1994 and for the years ended November 30, 1993 are included herewith.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     The registrant is not aware, and has not been advised by its accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Identification of Directors.

     The current directors of the Registrant will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Name, period served and positions held with the Company are as follows:

       The executive officers and directors of the Company are as follows:

                              Period Served                      Positions
       Name                   As Director                        With Company
     -----------                                        --------------------
     Lewis Scala             Since June 1990            President and Director

     John Somma              Since November 1990        Secretary-Chairman of
                                                        the Board of Directors

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

     Principal occupations of the directors and executive officers for at least five years are as follows:

     Lewis Scala has served as President and member of the Board of Directors since June 19, 1990. From 1985 to November 1986, Mr. Scala was a stockbroker and security trader with Norbay Securities, Inc. From November 1986 to March 1990 he was employed by Douglas Bremen & Co. Inc. as a stockbroker and security trader. Mr. Scala was President of Fast N' Fancy Foods, Inc. which had operated a fast food restaurant in Stamford, Ct. from Feb. 1983 until Oct. 1990. In Oct. 1990, Fast N' Fancy Foods, Inc., filed for protection under Chapter 11 of The Federal Bankruptcy Law, and on January 11, 1991 the case was dismissed from Chapter 11 proceedings.

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

Item 10. Executive Compensation.

     During this fiscal year ended November 30, 1994, none of the registrant's officers or directors individually received any salary or wages. During the current fiscal year the registrant has no present plans to pay compensation to officers or directors.

     The Company has no agreement or understanding, express or implied, with any officer or director, or any other person regarding employment with the Company or compensation for services. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval.

Directorships.

     The current directors hold no other directorships in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any Company registered as an investment Company under the Investment Company Act of 1940.

Compensation Pursuant to Plans.

     There are presently no retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid or is proposed to be paid or distributed in the future to any of the current executive officers of the Registrant.

Other Compensation.

     There is no other compensation paid to executive officers.

Compensation of Directors.

     None.

Termination of Employment and Change of Control Arrangement.

     There are no compensatory plans or arrangements pursuant to which any executive officer will be paid compensation as a result of his termination or change of employment with, or control of, the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of November 30,1994 the beneficial stock ownership of all persons known to the Registrant to own more than 5% of its outstanding common stock.

Name and Address of           Amount and Nature of                Percent
 Beneficial Owner            Beneficial Ownership (1)            of Class
- ---------------------          ------------------------            --------
Lewis Scala                      8,050,000                         21%

John Somma                       8,130,000                         22%

All officers and directors
as a group (2 persons)          16,180,000                         43%

     (1) Certain of these shares may be held of record in names of entities controlled by these persons.

     (b) Security Ownership of Management.

     See Item 11(a) above.

     (C) Changes in Control.

     There has been no changes in control of the Registrant during the fiscal year ended November 30, 1994

Item 12. Certain Relationships and Related Transactions.

     During the fiscal year ended November 30, 1994, the Company continued to occupy space from Mr. Scala at the rate of $500.00 per month.

Item 13. Exhibits.

     (a) Exhibits - None.

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sunlite Technologies Corp.



Date: August 5, 1996                       By: /s/Lewis Scala
                                              ---------------------------
                                              Lewis Scala, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


Date: August 5, 1996                      By: /s/John Somma
                                             ----------------------------------
                                             John Somma, Secretary- Chairman of
                                              The Board of Directors


Date: August 5, 1996                      By: /s/Lewis Scala

                                             ----------------------------------
                                             Lewis Scala, president

Item 7. FINANCIAL STATEMENTS



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Sunlite Technologies Corp.
(a development stage company)
Douglaston, New York


We have audited the accompanying balance sheet of Sunlite Technologies Corp. (a Delaware Corporation in the development stage) as of November 30, 1994, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended November 30 1994 and for the period from inception December 10, 1986 through November 30, 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Sunlite Technologies Corp. as of November 30, 1988 were audited by other auditors whose report dated December 22, 1988 expressed an unqualified opinion on those statements, and has been furnished to us, and our opinion expressed herein so far as it relates to amounts from inception (December 10, 1986) to November 30, 1994 is based in part upon the report of other auditors for the period from inception (December 10, 1986) to November 30, 1988.

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

In our opinion and based upon the report of other auditors, the financial statements referred to above present fairly in all material respects, the financial position of Sunlite Technologies Corp. at November 30, 1994 and the results of operations and cash flows for each of the two years in the period ended November 30, 1994 and for the period from inception (December 10, 1986) to November 30, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the financial statements, the Company has suffered recurring losses from operations and unaudited information subsequent to November 30, 1994 indicates that losses from operations, primarily from development stage activities are continuing. These losses together with the Company's inability to obtain additional financing, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Ronald Seroda, P.C., C.P.A.

Dix Hills, New York
March 1, 1996

                          Blumenthal Squire & Company
                          Certified Public Accountants
                               419 Whalley Avenue
                          New Haven, Connecticut 06511


                          INDEPENDENT AUDITOR'S REPORT


To Sunlite Technologies Corp.
(A Development Stage Company)


We have audited the statement of Sunlite Technologies Corp. (a Delaware corporation in the development stage) as of November 30, 1988, and the related statements of changes in stockholders' equity, and cash flows for the year ended November 30, 1988 and for the period from inception (December 10, 19986) to November 30, 1988, which are not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                       BLUMENTHAL SQUIRE & COMPANY

New Haven, Connecticut
December 22, 1988 and
 February 27, 1993 as to Subsequent Events

Ref: Letters.4 (Pg. 18)

                           Sunlite Technologies Corp.
                         (a development stage company)

                               NOVEMBER 30, 1994

                                 BALANCE SHEET

                                     ASSETS



Current assets:
   Cash                                         $    (107)
   Accounts receivable                                207
                                                    -----
      Total current assets                            100


Property, plant and equipment:
   Equipment and fixtures                           6,500
   Less accumulated depreciation                    5,975
                                                   ------
      Property, plant, & equip. net                   525

Intangible assets:
   Patents at cost                                 62,030
   Less accumulated amortization                   23,442
                                                   ------
      Patents, net                                 38,588
                                                   ------
                                                $  39,213
                                                   ======

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                             $  19,734
   Accrued rent (related parties)                   7,644
   Payroll taxes payable                            2,737
   Notes payable                                  171,997
   Notes payable (related parties)                 69,488
                                                 --------
      Total current liabilities                   271,600

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
     500,000,000 shares authorized;
     37,000,000 shares issued
     and outstanding in 1994                        3,700
   Additional paid in capital                     553,820
   Deficit accumulated during
     development stage                           (789,907)
                                                 --------
                                                 (232,387)
                                                 --------
                                                $  39,213
                                                 ========

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                        For the Years Ended November 30,


                                                            Period from
                                                            Inception
                                                            Dec. 10, 1986
                                                            Through
                                    1994        1993        Nov. 30, 1994
                                    ----        ----        -------------

Revenues:
 Sales                          $      -     $     -         $  12,614
 Interest income                                                 3,756
                                   -----      ------            ------
                                       -           -            16,370
Cost and expenses:
 Cost of sales                         -         135            22,204
 Selling and administrative
 expenses                         43,114      58,865           384,220
                                  ------      ------           -------
                                  43,114      59,000           406,424

Income (loss) before taxes
& discontinued operations        (43,114)    (59,000)         (390,054)

Income taxes                           -           -             1,269
                                  ------      ------           -------
Income (loss) from
  Continuing operations          (43,114)    (59,000)         (391,323)

Discontinued operations:
 Income (loss) from
  discontinued operations              -           -          (205,060)
 Net (loss) from sale of
  discontinued operations              -           -          (193,524)
                                  ------      ------           -------
                                       -           -          (398,584)
                                  ------      ------           -------
Net income (loss)                $(43,114)  $(59,000)        $(789,907)
                                   ======     ======           =======
Income (Loss) per share
  from continuing
  operations                     $   nil     $   nil          $   (.01)

Net income (loss) per share      $   nil     $   nil          $   (.02)

                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                    Deficit
                                                                   Common                           Accumulated
                                                                   Stock           Add'l Paid       During the
                                                Shares             Amount          in Capital       Development
                                                ------             -------         ----------       -----------
Issued at incorporation on December 10, 1986
  for $.001633 per share                         4,500,000        $    450         $   6,900        $       -

Issued on October 30, 1987
  in an initial public offering
  for $.077 per share to the
  insiders                                       3,000,000             300           232,015                -

Net income for the year                                  -               -                 -              482
                                                ----------             ---           -------              ---
Balance at November 30, 1987                     7,500,000             750           238,915              482


Issued on March 18, 1988 in
  exchange for the stock of
  Bedford Street Baker's Corp.
  valued at $.05 per share                       4,000,000             400           199,600                -

Issued on October 1, 1988
  in a private placement
  at $.05 per share                              1,000,000             100            49,900                -

Net loss for the year                                    -               -                 -         (409,138)
                                                ----------           -----            ------          -------
Balance at November 30, 1988                    12,500,000           1,250           488,415         (408,656)

Issued on December 17, 1988 in
  exchange for license and
  option agreement for a patent purchase
  valued at $.0001 per share (par value)        20,000,000           2,000                 -                -

Capital contribution July, 1989                                          -            10,000                -

Net loss for the year                                    -               -                 -         (101,654)
                                                ----------           -----           -------          -------
Balance at November 30, 1989                    32,500,000           3,250           498,415         (510,310)

Issued on November 23, 1990 upon
  exercise of option to
  purchase the patents                             300,000              30                 -                -

Net loss for the year                                    -               -                 -          (46,652)
                                                ----------           -----           -------          -------
Balance at November 30, 1990                    32,800,000           3,280           498,415         (556,962)

Net loss for year                                        -               -                 -          (64,163)
                                                ----------           -----           -------          -------
Balance at November 30, 1991                    32,800,000           3,280           498,415         (621,125)

Issued on March 10, 1992 in
  a private placement
  at $.0125 per share                              700,000              70             8,680                -

Issued on July 23, 1992 in
  exchange for inventory valued
  at $.0008 per share                              500,000              50             4,025                -

Net loss for the year                                    -               -                 -          (66,668)
                                                __________           _____           _______         ________
Balance at November 30, 1992                    34,000,000           3,400           511,120         (687,793)



                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Continued


                                                                                                    Deficit
                                                                   Common                           Accumulated
                                                                   Stock           Add'l Paid       During the
                                                Shares             Amount          in Capital       Development
                                                ----------         -------         ----------       ------------


 Issued on May 4, 1993 in
   A private placement on Dec. 8, 1992
   At $.05 per share                               100,000              10             4,990                -

 Issued on June 22, 1993 in
  A private placement on Dec. 15, 1992
  at $.05 per share                                100,000              10             4.990

  Issued on June 22, 1993 in
    A private placement on Feb 8, 1993
    At $.05 per share                              200,000              20             9,980

 Issued on July 22, 1993 in
    A private placement on June 8, 1993
    At $.004                                       500,000              50             1,950

 Issued on October, 11, 1993 in
   A private sale to Lewis Scala
   At $.01 per share to reduce
   Outstanding loan                              1,250,000             125            12,375

  Issued on October 11, 1993 in
    A private sale to a note holder
    To reduce their loan
    At $.01 per share                              650,000              65             6,435

  Issued on October 11, 1993
    for travel expenses
    Issued at $.01 per share                       200,000              20             1,980

  Net Loss for the year                                  -               -                 -          (59,000)

                                                __________          ______          ________         ________
  Balance at November 30, 1993                  37,000,000           3,700           553,820         (746,793)


  Net Loss for the year                                  -               -                 -          (43,114)

 Balance as of November 30, 1994                37,000,000        $  3,700         $ 553,820        $(789,907)
                                                ==========           =====           =======          =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                        For The Years Ended November 30,

                                                                                           Period from
                                                                                           inception
                                                                                           through
                                                           1994            1993            Nov. 30, 1994
Cash flows from operating activities:
  Net Income (loss)                                   $ (43,114)      $ (59,000)             $ (789,907)

  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Depreciation & amortization                           6,072           6,072                  30,337
    Write off of stock issued for
    purchase of affiliate                                     -               -                 200,000
    Loss on abandonment of fixed assets                       -               -                   3,584
    Stock issued for payment of expenses (inventory)          -               -                   4,075
    Stock issued for payment of expenses (travel)             -           2,000                   2,000

 (Increase) decrease in current assets:
    Accounts receivable                                    (207)          1,176                    (207)
    Prepaid expenses                                          -           1,286                       -
    Inventory                                                 -             137                       -
  Increase (decrease) in current liabilities:
    Accounts payable/Payroll taxes payable                5,897          (4,594)                 22,471
    Accrued rent related party                            6,000             144                   7,644
    Accrued interest                                     18,413          16,780                  63,363
    Accrued interest related parties                      6,813           5,247                  18,692
                                                         ------          ------                 -------
Cash (used) by operating activities                        (126)        (30,752)               (437,948)


Cash flows from investing activities:
   Purchase of patent, license & option                       -               -                 (60,000)
   Purchase of fixed assets                                   -               -                 (11,004)
                                                          -----         -------                  ------
Cash used in investing activities                             -               -                 (71,004)


Cash flows from financing activities:
   Proceeds from issuance of common stock
    initial public offering & private sales                   -          41,000                 409,750
    Underwriting costs                                        -               -                 (60,335)
    Notes payable proceeds (repayments)                       -         (14,500)                108,634
    Notes payable related parties proceeds (repayments)       -           4,271                  50,796
                                                          -----          ------                 -------
Cash provided by financing activities                         -          30,771                 508,845


Increase (decrease) in cash
 and cash equivalents                                      (126)             19                   (107)
Cash and cash equivalents, beginning                         19               -                      -
                                                           ----           -----                -------
Cash and cash equivalents, ending                     $    (107)      $      19              $    (107)
                                                           ====           =====                =======






Interest paid                                         $       -        $      -       $      $  1,000

Income taxes paid                                     $       -        $      -       $      $  3,756


                           Sunlite Technologies Corp.
                         (a development stage company)
                        (NOTES TO FINANCIAL STATEMENTS)

NOTE 1- Organization, History, and going concern assumptions:

  Sunlite Technologies Corp., (hereafter referred to as the "Company") was incorporated in Delaware on December 10, 1986, for the purpose of obtaining capital to participate in business ventures which have a potential for profit. The Company's name was changed on March, 16, 1990. The Company had attempted to market and manufacture a solar rechargeable battery ("SRB") under three patents it purchased (NOTE 4).Subsequent to November 30, 1994, the Company entered into a licencing agreement with an individual (NOTE 11). The success of this endeavor will ultimately depend on the Company's and/or Licensee's (NOTE 11) ability to market and manufacture this item as well as obtaining sufficient capital to fund an appropriate business plan. Furthermore, there is no assurance that other products would not be developed by other Companies that would be competitive to the Company's "S.B." or even render the solar battery obsolete. Also, the Company subsequent to November 30, 1994 has entered into the "Internet" business (NOTE 11).

  On December 10, 1986, the Company issued 4.5 million shares of common stock par value $.0001 to officers and directors for $7,350 in cash which is approximately $.001633 per share.

  On October 30, 1987, the Company successfully completed a sale of three million equity units at $.10 per unit. The gross proceeds to the Company was $300,000. Each unit consisted of one share of $.0001 par value common stock, one class A redeemable warrant, and one class B redeemable warrant. (NOTE 6) The underwriters compensation in connection with this offering was equal to 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds. These items have been charged against paid in capital.
In addition, the underwriters received 300,000 warrants to purchase 300,000 shares of the Company's common stock at $.12 per share. These warrants expired July 16, 1992.

  On March 18, 1988 the Company exchanged four million shares of its common stock for all the outstanding shares of Bedford Street Bakers Corp., thus becoming a wholly owned subsidiary of the Company. Management assigned a value of $.05 per share for the four million shares exchanged. Bedford Street Bakers Corp. was a restaurant/Bakery which operated under a franchise agreement with "The Glass Oven International".

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

  For the period March 18, 1988 through June 30, 1988, Bedford's on going operations were not as expected. The Bakery/Restaurant was located in a business district and when the districts main office building lost its major tenant store sales plummeted. Not only were sales off, but with shortage of available key personnel, the store shortened its hours of operation and even closed for periods of time when help was not available. During this period, the Company incurred an operating loss from discontinued operations of $205,060.

    By the end of May 1988, the Bedford store was placed on the market for sale privately and through several brokers. On June 30, 1988 the management with the consent of the Board of Directors of the Company, sold Bedford to a former employee, so as to prevent further losses to the Company. The consideration for the sale was the assumption of all its debt in exchange for the return of its assets and an agreement to indemnify and hold the Company harmless for any and all matters arising from the Company's ownership of Bedford. In addition, the new owners had promised to repay the advances made by the parent in the amount of $221,524 of which $13,000 had been repaid as of November 30, 1988 and an additional $15,000 was repaid in 1989. However, management currently believes that the balance in the amount of $193,524 is currently uncollectible resulting in a loss on disposal of discontinued operations in the amount of $193,524. (Note 3)

     The Company, on October 1, 1988, sold an additional one million unregistered common shares at $.05 per share to a group of four individuals for an aggregate $50,000. The purpose of this sale was to replenish the Company's available working capital so as to allow it to continue operations and explore other potential business opportunities. Accordingly, on October 18, 1988 the Company found another business opportunity and entered into an agreement with Raymond Curiel and Mary Curiel d/b/a MJR Company (NOTE 4.)
The Company subsequently purchased three patents from MJR Co. These patents cover certain features which was then the Company's only product: a size "D" solar rechargeable battery.

     The Company at this time remained in the development stage, and entered into several agreements with MJR Company including a licensing agreement, option to purchase the "SRB" patents, lease of office space in Scottsdale Arizona, and a employment agreement with Mr. Curiel. During fiscal 1989, the Company moved its base of operations from Connecticut to Arizona and paid MJR Co. $11,500 in rent, and did not comply with the terms of the employment agreement (NOTE 9). However, late in fiscal 1989, control of the Company had changed. All prior agreements with the Curiels were modified, and the Company moved its base of operations to Long Island N.Y. The above resulted in a write off and abandonment of office equipment. Furthermore, all costs, incurred by the Company in the amount of approximately $27,000 during the Curiel's term of management relating to its attempt to raise capital for the manufacture and marketing of the "SRB" have been expended, and in November 1990 the Company purchased the patents from Raymond Curiel (See NOTE 4.)

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations of approximately $789,907 from inception through November 30, 1994. As of November 30, 1994 total liabilities exceeded total assets by $232,387 and the Company had defaulted in note payments and interest due in the amount of $241,485. The financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     Patent License & Purchase Agreement (NOTE 4): The patent was purchased in fiscal year November 30, 1990 and is recorded at cost plus the unamortized cost of the license agreement and the cost of the option. Amortization is provided on a straight line basis over 13 years.

     Fair value: Assets and liabilities are recorded at cost with the exception of the patent (note 4) and the historical cost approximates fair value.
However, if the Company was forced to liquidate it would be very unlikely that the Company would realize any of the unamortized patent cost of $38,588.

NOTE 3- Loss on Discontinued Operations:

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

NOTE 4- Licensing Agreement and Purchase of Patents:

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

     The value of the above assets depend largely on how well the Company manufacturers and markets this product in the future. Therefore, these assets were recorded on the Company's balance sheet at cost in cash plus par value of the stock issued. This required the Company to pay an additional $20,000 in licensing fees to MJR Co. until the option to purchase the patent was exercised. The agreement of November 30, 1989 , was revised on November 23, 1990. The Company under this agreement purchased all the issued U.S. Patents and all foreign applications pending from MJR for a cash payment of $40,000 and the issuance of 300,000 shares of its common unregistered stock. The Company valued these shares at par value for the same reason as stated earlier when the Company issued its common shares in consideration for the license agreement. Furthermore, all prior agreements by and between the Company and MJR and/or the Curiels were canceled.

The patent cost is determined as follows:

     Cash paid for deposit                                        $ 20,000
     Par value common shares issued for option to
       purchase patents                                              2,000
     Cash paid for purchase of patents                              40,000
     Par value common shares issued for purchase
       of patents                                                       30
                                                                   -------
     Total cost                                                     62,030
                                                                   =======



NOTE 5 - Notes Payable:

Due and in default as of March 31, 1990.
Interest at 18% per annum..                                       $ 24,769

Due shareholder in default as of August 30, 1990
Interest at 10% per annum..                                         14,823

Due shareholder in default as of June 30, 1992
Interest at 12% per annum..                                         76,989

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          7,612

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                         14,823

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                         14,418

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          2,832

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          6,696

Due shareholder June 30, 1993
Interest at 10% per annum..                                          9,035
                                                                   -------
                                                                 $ 171,997
                                                                   =======

The notes were adjusted to reflect principal and interest due.

Notes Payable-Related Parties

Due and payable to Officers & Directors June 30, 1993
(John Somma) Interest at 10% per annum                            $ 20,489

Due and payable to Officers & Directors June 30, 1993
(Lew Scala) Interest at 10 % per annum                              48,999
                                                                    ------
                                                                  $ 69,488
                                                                    ======


The notes were adjusted to reflect principal and interest due. Interest expense totaled $24,726 and $22,305 in 1994 and 1993 respectively.
The average effective rate of interest was 11% in both 1994 and 1993.

NOTE 6- Common Stock- Warrants:

     The Company currently has one class of stock outstanding which had been offered to the public in the form of a unit. Each unit consisted of one share common stock, par value $.0001, one class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Each class
A warrant entitles the holder to purchase one share of common stock at a price of $.10 until Nov. 30, 1995. Each class B warrant entitles the holder to purchase one share of common stock at a price of $.15 until Nov. 30, 1995.
The Redeemable Warrants are redeemable by the Company upon 30 days prior written notice. The redemption price is $.0001 per Warrant for both the Class A and Class B warrants.

NOTE 7- Income Taxes:

     At November 30, 1994, the Company had a net operating loss carry forward for financial accounting purposes of approximately $789,306. Theses carry forwards expire through the year 2009. Such carry forwards for federal income tax purpose are approximately only $358,315, and will be available to offset future "ordinary" taxable income. In addition, the Company had a capital loss carry forward for federal income tax of approximately $430,991 which had expired. The difference between the accounting loss and that for federal income taxes is due mainly to the fact that the write off of Bedford is a capital transaction for federal tax purposes and therefore would only be used to offset capital gains. The Company did not pay any federal income tax during fiscal years ending November 30, 1994, and 1993, as reflected herein, except for state and local taxes only.

     The Company has provided 100% valuation allowance for its net operating loss carry forwards since future realization of a deferred tax asset can not be reasonably assured. Since the capital loss in the amount of $430,991 classified as a capital transaction expired for federal tax purposes, no other material timing differences exists between accounting and tax income.

Note 8- Commitments:

     On May 15, 1991, the Company entered into an agreement with Burbud Management Corp.("Burbud") Burbud is organized under the laws of Panama and its U.S. location is New Rochelle, NY. Pursuant to this agreement, the Company was to issue 8,000,000 shares of its common unregistered stock to "Burbud" in lieu of payment for the initial production of 20,000 solar rechargeable batteries("SRB") In addition "Burbud" was to provide future research and product development of the "SRB" as well as assisting in the marketing of the product. As of November 30, 1994, the Company received 1,250 "SRB"S from Burbud and in partial consideration for the above the Company issued 500,000 shares of its common unregistered stock. The Company values the transaction at the fair market value of the consideration received and estimates the cost of each battery at the cost the Company could have purchased and assembled them in the United States (Replacement costs) Through fiscal year ending November 30, 1994, Burbud did not deliver any product against its commitment. This led to the Company's termination of this agreement in August, 1995 (NOTE 11)


NOTE 9- Employment contract- termination:

     In fiscal year ending November 30, 1989, the Company had advanced $32,407 to MAR. Co. The company had defaulted on the original licensing agreement dated October 18, 1988 (Note 5,) and an employment agreement dated January 6, 1989.
In settlement and consideration to the MJR. Co. for entering a new and final license agreement dated November 30, 1989 the above amount of $32,407 was applied by management against a two year employment contract in which Mr. Curiel was to receive $5,000 per month.

NOTE 10- Other Related Party Transactions:

     In fiscal 1994, the Company leased office space from Mr. Scala at a rate
of $500.00 per month.   The Company continues to borrow money from Mr. Somma
and Mr. Scala to fund the daily operations of the Company. Mr. Somma and Mr. Scala are officers, directors and principal shareholders of the Company.

NOTE 11- Subsequent Events:

     In August 1995, the Company considered it's contract with Burbud void and has terminated it due to the no performance clause in the original contract. However, the Company may be obligated to issue an additional 1,500,000 shares of it's common unregistered stock to Burbud for services performed during the duration of the contract. The Company would vigorously fight the issuance of these shares due to damages in the form of lost "S.B." sales. Burbud has not substantially complied with many of the terms of the entire agreement.

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

     From November 1994 to May 1996, the company has sold 560,000 shares of common unregistered stock to 9 individuals at $.025 per share and had raised an additional $14,000.