Form 10KSB
period 1995-11-30
SUNLITE TECHNOLOGIES CORP
filed 1996-08-09
CIK 814071

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

  (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended November 30, 1995

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from               to

                       Commission File No.33-14066-NY

                         Sunlite Technologies Corp.
        (Name of small business issuer as specified in its charter)

             Delaware                                      06-1221388
 State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                           Identification No.)

                 P.O. Box 620723
               Douglaston, New York                         11362
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (718) 423-6741


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

     The aggregate market value of the common voting stock held by
     non-affiliates as of November 30, 1995:   None

    Shares outstanding of the issuer's common stock as of November 30, 1995:

                             37,180,000 shares.

                  Issuer's revenues for its fiscal year ended:

                        November 30, 1995 was $ 52,210

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

     In March 1988, the Company, decided to enter into the Restaurant/Bakery business, and acquired 100% of the capital stock of Bedford Street Bakers Corp. in exchange for 4,000,000 shares of its common stock becoming a wholly owned subsidiary of the Company. Bedford Street Bakers Corp. was a restaurant/bakery which operated under a franchise agreement with "The Glass Oven International." The on going operations of Bedford Street Bakers were not up management's expectations due primarily to a shortage of available suitable personnel;
which resulted in a need to shortened store hours of operations and even closed for periods of time when adequate help was not available.
This siuation resulted in losses from the business venture and, in June 1988, the Company decided to sell its business to a former employee so as to prevent further losses to the Company.

     Bedford was originally incorporated and, organized by Fast N' Fancy Foods Inc. Mr. Scala, who since June 1990 has served as President of Sunlite, was also an officer director and principal shareholder of Fast N' Fancy Foods Inc. Fast N' Fancy Foods Inc. established the operations of Bedford including negotiating the franchise agreement with The Glass Oven International, two years prior to being purchased by Sunlite. The stock of Bedford was distributed to the Fast N' Fancy shareholders.

     On October 1, 1988, the Company sold an additional one million shares of its common stock, at $.05 per share, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act. These Shares were sold to a group of four individuals for an aggregate $50,000. The purpose of this financing was to replenish the Company's available working capital so as to allow it to continue operations and explore other potential business opportunities.

     On October 18, 1988, the Company found another business opportunity and entered into a license agreement with MJR Co., pursuant to which the Company attempted to market a new solar rechargeable battery ("SRB"). The Company paid $20,000 to the MJR Company and its principal owners Raymond F. and Mary J. Curiel as a non-refundable deposit on an exclusive licensing agreement for the ("SRB") invention, developed by the MJR Company. The parties consummated this agreement on January 6, 1989. At that time the Company issued 20,000,000 shares of its common stock to Raymond F. and Mary J. Curiel. This original agreement was superseded by a new agreement effective November 30, 1989. The Company attempted to manufacture and market the ("SRB"), originally under the licensing agreement with MJR. Finally, in November 1990 the Company purchased all the issued U.S. Patents and pending foreign patent applications thereby canceling all agreements with MJR Co. and/or Raymond Curiel. The success of this endeavor would ultimately depend on the Company's ability to manufacture and market this item as well as the Company's ability to obtain sufficient capital to fund an appropriate business plan. Furthermore, there was no assurance that other products would not be developed by other companies that would be competitive to the Company's "SRB" or even render the solar battery obsolete.

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

     Under the Burbud agreement, the Company was to issue Burbud Management Corp. 8,000,000 shares of its common stock in lieu of payment for cost of raw materials, tooling up charges, and labor costs for the assembly of the initial production of 20,000 SRB'S. These shares were also intended to cover any future technical improvements to the product developed by Burbud. Since August 1992, Burbud only delivered 1250 "SRB'S against its commitment of 20,000, and the Company issued only 500,000 of the 8,000,000 shares of its common stock as partial payment under its agreement with Burbud.

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

     On August 30, 1995, the Company entered into a licensing agreement with an individual and received a $5,000 non refundable initial licensing fee. Under the terms of the licensing agreement the Company will also receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales more than $1,000,000. However, the Company will receive a minimum royalty of $1,000 per month for a term of sixty months which began in January 1996.

Events Subsequent to November 30, 1995

     Between August 1995 and December 1995, the Company began to look for other business opportunities in which to participate. In December 1995, the Company purchased from Lewis Scala all the necessary hardware equipment, Galacticomm's WorldGroup software, and all existing telephone connections to run an Online Bulletin Board Service that provides Internet connectivity. The service can handle up to 256 simultaneous users. The most common need for Internet access is to allow users to "surf the web" with software such as Netscape, Microsoft Explorer and many other "web" browsers. The WorldGroup software provides a pass-through SLIP, CSLIP and PPP connections for authorized users. The agreed price for the foregoing was $5,000.

     From December 1995 to May 1996, the Company sold 380,000 shares of common stock to eight individuals at $.025 per share and raised an additional $9,500.

Patents.

     The Company owns three patents in the United States for the "SRB."
Patent No. 4,563,727 was issued on January 7, 1986 and Patent No. 4,648,013 was issued on March 3, 1987. These patents together cover all claims for the battery and its applications and adaptations. Patent No. 291,798 was issued September 8, 1987 which covers the ornamental design for the "D" size type battery. In addition to these issued U.S. patents, the Company has a patent in Mexico. These patents are an intrinsic part of the licensing agreement, and the success of the licensee's endeavor will, in large measure, depend upon the strength of these patents and the ability of the individual to raise the necessary capital to fund an appropriate business plan.

Employees.

     The Company has only one full time employee; is its President.

Item 2.  Properties.

     The Company is occupying office space under an agreement with Lewis Scala, the Company's President, to use its present facilities. The Company is paying $500 per month rent at this time.

Item 3.  Legal Proceedings.

     The Company has one legal proceeding threatened by Mr. Gerald Webner, Phoenix, Arizona. Mr. Webner loaned the Company $15,000 and has threatened legal action if the money's were not returned to him. The Company has repaid $3000 to date and continues in default with respect to the remaining $12,000. However, to date, no legal proceedings have been commenced. The Company knows of no other litigation pending, threatened or contemplated, or unsatisfied judgments against it. The Company knows of no legal action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company is not quoted or publicly traded and has not traded for the last two years, to the best knowledge of the Company's management.

     The Company currently has one class of stock outstanding, to wit, common stock, which had been offered to the public in the form of Units together with warrants to purchase shares of common stock. Each Unit offered consisted of one share of Common Stock, par value $.0001, one Class A Redeemable Common
Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $.10 per share until November 30, 1996. Each Class B Warrant entitles the holder to purchase one share of Common Stock at a price of $.15 per share until November 30, 1996. These warrants have been extended by approval of the Board of Directors.

     The Company's securities are not listed in any known quotation publication. There is no known trading market for its Units, common and/or Class "A" and "B" Warrants.

     (b) Holders.

     The approximate number of record holders of Registrant's common stock as of November 30, 1995, as well as at July 30, 1996, was 275.

     (C) Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS:

     During fiscal year ended November 30 1995, the Company had revenues of $52,210 compared to no revenue for the year ending November 30 1994.
The revenues consisted of a $5000 non refundable license fee, $47,210 royalty receivable for five years discounted at 9.25%. The net profit for the year was $9,669 as compared to a loss of $43,114 for the year ended November 30, 1994. In the year ended November 1995, interest expense $27,884 as compared to $24,726 in year ended 1994. The Company anticipates having a small cash flow from the minimum royalty payment due which would, in management's opinion, allow it to start another business venture, since the Company has been inactive in the manufacturing and marketing of its "SRB" for the last two years and was not able to raise any additional capital to continue its business operations. This move allows the Company to benefit from its technology another way and allows the Company to enter into another business. Subsequent to November 30, 1995 the Company entered into another business venture.

     The Company had total assets of $85,935 and total Liabilities of $304,153 for fiscal year end November 30, 1995. Of the Company's assets $ 33,816 has been placed on the value of the Company's patents. Of the Company's liabilities
$ 267,622 are Notes past due, and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES:

     Late in fiscal 1995, the Company received $5000 as a non refundable licensee fee and raised some working capital to begin its new business venture. Management feels this new business venture will require approximately $15,000 to start and should start returning a cash flow.

     The Company believes this alternative way of utilizing the patented "SRB" technology will generate a cash flow and the possibility of recovering much of its investment in the "SRB" technology. Under the terms of the agreement, the Company will receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales over $1,000,000. However, the Company will receive a minimum royalty of $1000 per month for a term of sixty months which began in January 1996.

Item 7.  Financial Statements.

     Audited financial statements as of November 30, 1995 and for the years ended November 30, 1994 are included herewith.

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

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Identification of Directors.

     The current directors of the Registrant will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Name, period served and positions held with the Company are as follows:

      The executive officers and directors of the Company are as follows:

                           Period Served                      Positions
       Name                As Director                        With Company
       ------              --------------                     ------------
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

     Principal occupations of the directors and executive officers for at least five years are as follows:

     Lewis Scala has served as President and member of the Board of Directors since June 19, 1990. From November 1986, to March 1990 Mr. Scala was a stockbroker and security trader with Douglas Bremen & Co. Inc. Mr. Scala was President of Fast N' Fancy Foods, Inc. which had operated a fast food restaurant in Stamford, Ct. from Feb. 1983 until Oct. 1990. In Oct. 1990, Fast N' Fancy Foods, Inc., filed for protection under Chapter 11 of The Federal Bankruptcy Law, and on January 11, 1991 the case was dismissed from Chapter 11 proceedings.

     John Somma has served as Secretary and Chairman of the Board of Directors from November 13, 1990 to the present, Mr. Somma also served on the board of directors from September 1988 to November 1988. Mr. Somma is currently devoting about 25% of his time to the business affairs of the Company, and manages his own personal real estate holdings. From 1979 to 1990, Mr. Somma served as President of Logo Realty Inc. which was a real estate holding Co. Prior to that Mr. Somma has been a consultant to several restaurants.

Item 10. Executive Compensation.

     During this fiscal year ended November 30, 1995, none of the Registrant's officers or directors individually received any salary or wages. During the current fiscal year the registrant has no present plans to pay compensation to officers or directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of November 30,1995 the beneficial stock ownership of all persons known to the Registrant to own more than 5% of its outstanding common stock.

Name and Address of           Amount and Nature of                Percent
 Beneficial Owner            Beneficial Ownership (1)            of Class
- ---------------------       -------------------------            --------
Lewis Scala                      8,050,000                         21%

John Somma                       8,130,000                         22%

All officers and directors
as a group (2 persons)          16,180,000                         43%

     (1) Certain of these shares may be held of record in names of entities controlled by these persons.

     (b) Security Ownership of Management.

     See Item 11(a) above.

     (c) Changes in Control.

     There has been no changes in control of the Registrant during the fiscal year ended November 30, 1995.

Item 12. Certain Relationships and Related Transactions.

     During the fiscal year ended November 30, 1995, the Company continued to occupy space from Mr. Scala at the rate of $500.00 per month.

Item 13. Exhibits.

     (a) Exhibits - None.

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sunlite Technologies Corp.



Date: August 5, 1996                       By: /s/Lewis Scala
                                              ----------------------
                                              Lewis Scala, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


Date: August 5, 1996                      By: /s/John Somma
                                            ---------------------------
                                            John Somma, Secretary- Chairman
                                            of The Board of Directors



Date: August 5, 1996                      By: /s/Lewis Scala
                                             -------------------------
                                             Lewis Scala, president

Item 7. FINANCIAL STATEMENTS


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Sunlite Technologies Corp.
(a development stage company)
Douglaston, New York


We have audited the accompanying balance sheet of Sunlite Technologies Corp. (a Delaware Corporation in the development stage) as of November 30, 1995, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended November 30 1995 and for the period from inception December 10, 1986 through November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Sunlite Technologies Corp. as of November 30, 1988 were audited by other auditors whose report dated December 22, 1988 expressed an unqualified opinion on those statements, and has been furnished to us, and our opinion expressed herein so far as it relates to amounts from inception (December 10, 1986) to November 30, 1995 is based in part upon the report of other auditors for the period from inception (December 10, 1986) to November 30, 1988.

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

In our opinion and based upon the report of other auditors, the financial statements referred to above present fairly in all material respects, the financial position of Sunlite Technologies Corp. at November 30, 1995 and the results of operations and cash flows for each of the two years in the period ended November 30, 1995 and for the period from inception (December 10, 1986) to November 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the financial statements, the Company has suffered recurring losses from operations and unaudited information subsequent to November 30, 1995 indicates that losses from operations, primarily from development stage activities are continuing. These losses together with the Company's inability to obtain additional financing, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




Ronald Seroda, P.C., C.P.A.


Dix Hills, New York
June 13, 1996

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


                                       BLUMENTHAL SQUIRE & COMPANY

New Haven, Connecticut
December 22, 1988 and
 February 27, 1993 as to Subsequent Events

Ref: Letters.4 (Pg. 18)

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                               NOVEMBER 30, 1995


                                     ASSETS


Current assets:
   Cash                                         $      25
   Accounts receivable- related parties             3,789
   Royalty receivable- short term                   6,522
                                                   ------
      Total current assets                         10,336

Property, plant and equipment:
   Equipment and fixtures                           7,712
   Less accumulated depreciation                    6,617
                                                    -----
      Property, plant, & equip. net                 1,095

Intangible assets:
   Patents at cost                                 62,030
   Less accumulated amortization                   28,214
                                                   ------
      Patents, net                                 33,816

Other assets:
   Royalties receivable- long tern                 40,688
                                                   ------
                                                 $ 85,935
                                                   ======

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                              $ 20,150
   Accrued rent (related parties)                  13,644
   Payroll taxes payable                            2,737
   Notes payable                                  192,718
   Notes payable (related parties)                 74,904
                                                  -------
      Total current liabilities                   304,153

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
     500,000,000 shares authorized;
     37,180,000 shares issued
     and outstanding.                               3,718
   Additional paid in capital                     558,302
   Deficit accumulated during
     development stage                           (780,238)
                                                  -------
                                                 (218,218)
                                                  -------
                                                 $ 85,935
                                                  =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                        For the Years Ended November 30,


                                                            Period from
                                                            Inception
                                                            Dec. 10, 1986
                                                            Through
                                    1995        1994        Nov. 30, 1995
                                    ----        ----        -------------
Revenues:
 Sales                           $      -    $     -             $ 12,614
 Royalty income                    52,210                          52,210
 Interest income                        -          -                3,756
                                   ------     ------               ------
                                   52,210          -               68,580
Cost and expenses:
 Cost of sales                          -          -               22,204
 Selling and administrative
  expenses                         42,541     43,114              426,761
                                   ------     ------              -------
                                   42,541     43,114              448,965


Income (loss) before taxes
 & discontinued operations          9,669    (43,114)            (380,385)


Income taxes                            -          -                1,269
                                  -------     ------              -------

Income (loss) from
  continuing operations             9,669    (43,114)            (381,654)

Discontinued operations:
 Income (loss) from
  discontinued operations              -           -             (205,060)
 Net (loss) from sale of
  discontinued operations              -           -             (193,524)
                                  ------      ------              -------
 Net income (loss)               $ 9,669    $(43,114)           $(780,238)
                                   =====      ======              =======

Income (loss) per share
  from continuing
  operations                     $   nil     $   nil             $   (.01)

Net income(loss) per share       $   nil     $   nil             $   (.02)

                       Sunlite Technologies Corp.
                       (a development stage company)
              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                   Deficit
                                                                   Common                          Accumulated
                                                                   Stock          Add'l Paid       During the
                                                Shares             Amount         in Capital       Development
                                                ----------         -------        ----------       ------------
Issued at incorporation on December 10, 1986
  for $.001633 per share                         4,500,000         $   450         $   6,900       $        -

Issued on October 30, 1987
  in an initial public offering
  for $.077 per share to the
  insiders                                       3,000,000             300           232,015                -

Net income for the year                                  -               -                 -              482
                                                ----------             ---           -------              ---
Balance at November 30, 1987                     7,500,000             750           238,915              482

Issued on March 18, 1988 in
  exchange for the stock of
  Bedford Street Baker's Corp.
  valued at $.05 per share                       4,000,000             400           199,600                -

Issued on October 1, 1988
  in a private placement
  at $.05 per share                              1,000,000             100            49,900                -

Net loss for the year                                    -               -                 -         (409,138)
                                                ----------           -----           -------          -------
Balance at November 30, 1988                    12,500,000           1,250           488,415         (408,656)

Issued on December 17, 1988 in
  exchange for license and
  option agreement for a patent purchase
  valued at $.0001 per share (par value)        20,000,000           2,000                 -                -

Capital contribution July, 1989                                          -            10,000                -

Net loss for the year                                    -               -                 -         (101,654)
                                                ----------          ------            ------          -------
Balance at November 30, 1989                    32,500,000           3,250           498,415         (510,310)

Issued on November 23, 1990 upon
  exercise of option to
  purchase the patents                             300,000             30                  -                -

Net loss for the year                                    -              -                  -          (46,652)
                                                ----------          -----           --------          -------
Balance at November 30, 1990                    32,800,000          3,280            498,415         (556,962)

Net loss for year                                        -              -                  -          (64,163)
                                                ----------           -----           -------          -------
Balance at November 30, 1991                    32,800,000           3,280           498,415         (621,125)

Issued on March 10, 1992 in
  a private placement
  at $.0125 per share                              700,000              70             8,680                -

Issued on July 23, 1992 in
  exchange for inventory valued
  at $.0008 per share                              500,000              50             4,025                -

Net loss for the year                                    -               -                 -          (66,668)
                                                __________           _____           _______         ________
Balance at November 30, 1992                    34,000,000           3,400           511,120         (687,793)


                           Sunlite Technologies Corp.
                         (a development stage company)
              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Continued
                                                                                                   Deficit
                                                                   Common                          Accumulated
                                                                   Stock          Add'l Paid       During the
                                                Shares             Amount         in Capital       Development
                                                ----------         -------        ----------       ------------


 Issued on May 4, 1993 in
   A private placement on Dec. 8, 1992
   At $.05 per share                               100,000              10             4,990                -

 Issued on June 22, 1993 in
  A private placement on Dec. 15, 1992
  at $.05 per share                                100,000              10             4.990

  Issued on June 22, 1993 in
    A private placement on Feb 8, 1993
    At $.05 per share                              200,000              20             9,980

 Issued on July 22, 1993 in
    A private placement on June 8, 1993
    At $.004                                       500,000              50             1,950

 Issued on October, 11, 1993 in
   A private sale to Lewis Scala
   At $.01 per share to reduce
   Outstanding loan                              1,250,000             125            12,375

  Issued on October 11, 1993 in
    A private sale to a note holder
    To reduce their loan
    At $.01 per share                              650,000              65             6,435

  Issued on October 11, 1993
    for travel expenses
    Issued at $.01 per share                       200,000              20             1,980

  Net Loss for the year                                  -               -                 -          (59,000)
                                                ----------           -----           -------          -------
  Balance at November 30, 1993                  37,000,000           3,700           553,820         (746,793)

  Net Loss for the year                                  -               -                 -          (43,114)
                                                ----------           -----           -------          -------
 Balance as of November 30, 1994                37,000,000           3,700           553,820         (789,907)

  Issued November 6, 1995
   In private sale at 025 per share                100,000              10             2,490

   Issued November 7, 1995
   In a private sale at $.025                       80,000               8             1,992

  Net profit for the year                                                                               9,669
                                                ----------          ------           -------          ------
Balance as of November 30, 1995                 37,180,000         $ 3,718         $ 558,302       $ (780,238)
                                                ==========           =====           =======          =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                             STATEMENT OF CASH FLOWS
                        For The Years Ended November 30,

                                                                                           Period from
                                                                                           inception
                                                                                           through
                                                             1995           1994           Nov. 30, 1995
Cash flows from operating activities:
  Net Income (loss)                                   $     9,669      $ (43,114)             $ (780,238)

  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Depreciation & amortization                             5,414          6,072                  35,751
    reclassification of long term portion
    of Royalty receivable                                 (40,688)             -                 (40,688)
    Write off of stock issued for
    purchase of affiliate                                       -              -                 200,000
    Loss on abandonment of fixed assets                         -              -                   3,584
    Stock issued for payment of expenses (inventory)            -              -                   4,075
    Stock issued for payment of expenses (travel)               -              -                   2,000

 (Increase) decrease in current assets:
    Accounts receivable- related parties                   (3,582)          (207)                 (3,789)
    Royalty receivable                                     (6,522)             -                  (6,522)

Increase (decrease) in current liabilities:
    Accounts payable/Payroll taxes payable                    416          5,897                  22,887
    Accrued rent related party                              6,000          6,000                  13,644
    Accrued interest                                       20,721         16,780                  84,084
    Accrued interest related parties                        5,416          5,247                  24,108
                                                           ------         ------                 -------

Cash (used) by operating activities                        (3,156)          (126)               (441,104)


Cash flows from investing activities:
   Purchase of patent, license & option                         -              -                 (60,000)
   Purchase of fixed assets                                (1,212)             -                 (12,216)
                                                            -----          -----                  ------
Cash used in investing activities                          (1,212)             -                 (72,216)


Cash flows from financing activities:
   Proceeds from issuance of common stock
    initial public offering & private sales                 4,500              -                 414,250
    Underwriting costs                                          -              -                 (60,335)
    Notes payable                                               -              -                 108,634
    Notes payable related parties                               -              -                  50,796
                                                            -----         ------                 -------
Cash provided by financing activities                       4,500              -                 513,345


Increase (decrease) in cash
 and cash equivalents                                         132           (126)                     25
Cash and cash equivalents, beginning                         (107)            19                       -
                                                            -----          -----                  ------
Cash and cash equivalents, ending                     $        25      $    (107)             $       25
                                                            =====          =====                 =======


Interest paid                                         $         -      $       -      $       $    1,000

Income taxes paid                                     $         -      $       -      $       $    3,756

                           Sunlite Technologies Corp.
                         (a development stage company)
                        (NOTES TO FINANCIAL STATEMENTS)

NOTE 1- Organization, History, and going concern assumptions:

    Sunlite Technologies Corp., (hereafter referred to as the "Company") was incorporated in Delaware on December 10, 1986, for the purpose of obtaining capital to participate in business ventures which have a potential for profit. The Company is currently attempting to enter into the "Internet business" and has purchased the necessary hardware, software and telephone connections to start operating a "Bulletin Board System" subsequent to November 30, 1995 (NOTE 12). The Company owns three patents covering its technology for the solar rechargeable battery "SRB" (NOTE 5) and has licensed that technology under an agreement (NOTE 3). The success of this endeavor will ultimately depend on the Licensee's ability to market and manufacture this item as well as obtaining sufficient capital to fund an appropriate business plan. Furthermore, there is no assurance that other products would not be developed by other Companies that would be competitive to the Company's "SRB" or even render the solar battery obsolete.

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

    By the end of May 1988, the Bedford store was placed on the market for sale privately and through several brokers. On June 30, 1988, the management with the consent of the Board of Directors of the Company, sold Bedford to a former employee, so as to prevent further losses to the Company. The consideration for the sale was the assumption of all its debt in exchange for the return of its assets and an agreement to indemnify and hold the Company harmless for any and all matters arising from the Company's ownership of Bedford. In addition, the new owners had promised to repay the advances made by the parent in the amount of $221,524 of which $13,000 had been repaid as of November 30, 1988 and an additional $15,000 was repaid in 1989. However, management currently believes that the balance in the amount of $193,524 is currently uncollectible resulting in a loss on disposal of discontinued operations in the amount of $193,524. (Note 4)

     The Company, on October 1, 1988, sold an additional one million unregistered common shares at $.05 per share to a group of four individuals for an aggregate $50,000. The purpose of this sale was to replenish the Company's available working capital so as to allow it to continue operations and explore other potential business opportunities. Accordingly, on October 18, 1988 the Company found another business opportunity and entered into an agreement with Raymond Curiel and Mary Curiel d/b/a MJR Company (NOTE 5.) The Company subsequently purchased three patents from MJR Co. These patents cover certain features which was then the Company's only product: a size "D" solar rechargeable battery.

     The Company at this time remained in the development stage, and entered into several agreements with MJR Company including a licensing agreement, option to purchase the "SRB" patents, lease of office space in Scottsdale Arizona, and a employment agreement with Mr. Curiel. During fiscal 1989, the Company moved its base of operations from Connecticut to Arizona and paid MJR Co. $11,500 in rent, and did not comply with the terms of the employment agreement (See Note 10.) However, late in fiscal 1989, control of the Company had changed. All prior agreements with the Curiels were modified, and the Company moved its base of operations to Long Island N.Y. The above resulted in a write off and abandonment of office equipment. Furthermore, all costs, incurred by the Company in the amount of approximately $27,000 during the Curiel's term of management relating to its attempt to raise capital for the manufacture and marketing of the "SRB" have been expended, and in November 1990 the Company purchased the patents from Raymond Curiel (See NOTE 5.)

     As described in note 9, the Company was to issue 8,000,000 shares of its common unregistered stock in exchange for 20,000 "SRB's" which the Company was going to attempt to sell in order to raise cash. In August, the Company terminated its contract with the manufacturer due to its inability to produce the battery. At this time, the Company realized that it would require a substantial amount of capital to manufacture and market the "SRB".

     In response in August 1995, the Company entered into an agreement with an individual for the exclusive rights to manufacture and market the "SRB"
(See NOTE 3) The agreement commenced on August 31,1995 for an initial five year term and shall have an automatic option on 60 days prior written notice to the Company to renew the term for an additional 5 years. The Company feels that this is the best way to recover and profit from its investment in the "SRB" technology with no additional capital outlays.

     Since the Company has licensed its "SRB" technology, Management has decided to enter into the "Internet" business as described in note 11. This venture requires a minimal amount of capital to start up.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations of approximately $780,238 from inception through November 30, 1995. As of November 30, 1995 total liabilities exceeded total assets by $218,218 and the Company had defaulted in note payments and interest due on these notes in the amount of $267,622. These factors as well as the uncertainty that the Company's licensing agreement and new business venture will ultimately be profitable raise an uncertainty about the Company's ability to continue as a going concern.
 The financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     In response, the Company has licensed its technology to an individual
(NOTE 3) This minimum royalty payment will give the Company a temporary cash flow and will allow the Company to pursue its new business venture. The Company is also considering a debt equity swap to its note holders but no definite terms have been formulated as yet. It is impossible to determine if any of the above will be successful and management has not ruled out the possibility to seek protection under chapter 11 of the Federal Bankruptcy act.

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

     Revenue recognition: Revenue and accounts receivable are recorded only when products are shipped (Accrual basis)

     Royalty receivable: Under the terms of the license agreement the Company will receive a minimum royalty of $1,000 per month for 5 years. The minimum royalty due for the 5 years is $60,000 this has been discounted at 9.25% and is carried on the books as $6,522 short term and $40,688 Long term.

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

     Fair value: Assets and liabilities are recorded at cost with the exception of the patent (NOTE 5) and the historical cost approximates fair value. However, if the Company was forced to liquidate it would be very unlikely that the Company would realize any of the unamortized patent cost of $33,816.

NOTE 3- Royalty agreement (short term/long term minimum royalty receivable):

     On August 30, 1995, the Company entered into a licensing agreement with an individual and has received a $5,000 non refundable initial licensing fee. The Company, under the terms of the agreement, will also receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales over $1,000,000. However, the Company will receive a minimum royalty of $1000 per month for a term of sixty months which will begin in January, 1996. The financial statements reflect the minimum payments due to the Company as discounted net cash flows capitalized at a rate of 9.25% and has appropriately allocated these discounted cash flows between a short term and long term portion. The agreement is renewable for an additional five years.

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

     The value of the above assets depend largely on how well the Company manufacturers and markets this product in the future. Therefore, these assets were recorded on the Company's balance sheet at cost in cash plus par value of the stock issued. This required the Company to pay an additional $20,000 in licensing fees to MJR Co. until the option to purchase the patent was exercised. The agreement of November 30, 1989, was revised on November 23, 1990. The Company under this agreement purchased all the issued U.S. Patents and all foreign applications pending from MJR for a cash payment of $40,000 and the issuance of 300,000 shares of its common unregistered stock. The Company valued these shares at par value for the same reason as stated earlier when the Company issued its common shares in consideration for the license agreement. Furthermore, all prior agreements by and between the Company and MJR and/or the Curiels were canceled.

The patent cost is determined as follows:

     Cash paid for deposit                            $ 20,000
     Par value common shares issued for option to
       purchase patents                                  2,000
     Cash paid for purchase of patents                  40,000
     Par value common shares issued for purchase
       of patents                                           30
                                                       -------
     Total cost                                       $ 62,030
                                                       =======
NOTE 6 - Notes Payable:

Due and in default as of March 31, 1990.
Interest at 18% per annum..                                       $ 29,228

Due shareholder in default as of August 30, 1990
Interest at 10% per annum..                                         16,305

Due shareholder in default as of June 30, 1992
Interest at 12% per annum..                                         86,227

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          8,373

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                         16,305

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                         15,860

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          3,116

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          7,366

Due shareholder June 30, 1993
Interest at 10% per annum..                                          9,938
                                                                   -------
                                                                 $ 192,718
                                                                   =======

During 1995, all the notes were in default. The notes were adjusted to include the interest due.

Notes Payable-Related Parties

Due and payable to Officers & Directors June 30, 1993
(John Somma) Interest at 10% per annum..                           $ 21,005

Due and payable to Officers & Directors June 30, 1993
(Lew Scala) Interest at 10 % per annum                               53,899
                                                                     ------
                                                                   $ 74,904
                                                                     ======

The notes were adjusted to reflect principal and interest due.
Interest expense totaled $27,884 in 1995 and $24,726 in 1994. The average effective rate of interest was 11% in both 1995 and 1994.

NOTE 7- Common Stock- Warrants:

     The Company currently has one class of stock outstanding which had been offered to the public in the form of a unit. Each unit consisted of one share common stock, par value $.0001, one class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Each class
A warrant entitles the holder to purchase one share of common stock at a price of $.10 until Nov. 30, 1996. Each class B warrant entitles the holder to purchase one share of common stock at a price of $.15 until Nov. 30, 1996.
The Redeemable Warrants are redeemable by the Company upon 30 days prior written notice. The redemption price is $.0001 per Warrant for both the Class A and Class B warrants.

NOTE 8- Income Taxes:

     At November 30, 1995, the Company had a net operating loss carry forward for financial accounting purposes of approximately $779,637. These carry forwards expire through the year 2010. Such carry forwards for federal income tax purpose are approximately only $348,646, and will be available to offset future "ordinary" taxable income. In addition, the Company had a capital loss carry forward for federal income tax of approximately $430,991 which had expired. The difference between the accounting loss and that for federal income taxes is due mainly to the fact that the write off of Bedford is a capital transaction for federal tax purposes and therefore could only be used to offset capital gains. The Company did not pay any federal income tax during fiscal years ending November 30, 1995, and 1994, as reflected herein, except for state and local taxes only.

     The Company has provided 100% valuation allowance for its net operating loss carry forwards since future realization of a deferred tax asset can not be reasonably assured. Since the capital loss in the amount of $430,991 classified as a capital transaction expired for federal tax purposes, no other material timing differences exists between accounting and tax income.

Note 9- Commitments:

     On May 15, 1991, the Company entered into an agreement with Burbud Management Corp.("Burbud") Burbud is organized under the laws of Panama and its U.S. location is New Rochelle, NY. Pursuant to this agreement, the Company was to issue 8,000,000 shares of its common unregistered stock to "Burbud" in lieu of payment for the initial production of 20,000 solar rechargeable batteries ("SRB") In addition "Burbud" was to provide future research and product development of the "SRB" as well as assisting in the marketing of the product. As of November 30, 1992, the Company received 1,250 "SRB"S from Burbud and in partial consideration for the above the Company issued 500,000 shares of its common unregistered stock. The Company valued the transaction at the fair market value of the consideration received and estimated the cost of each battery at the cost the Company could have purchased and assembled them in the United States (replacement costs). Through fiscal year ending November 30, 1995, Burbud did not deliver any product against its commitment. In August 1995, the Company considered it's contract with Burbud void and has terminated it due to the no performance clause in the original contract. However, the Company may be obligated to issue an additional 1,500,000 shares of it's common unregistered stock to Burbud for services performed during the duration of the contract. The Company would vigorously fight the issuance of these shares due to damages in the form of lost "SRB" sales. Burbud has not substantially complied with many of the terms of the entire agreement.

NOTE 10- Employment contract- termination:

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

NOTE 11- Other Related Party Transactions:

     In fiscal 1995 the Company leased office space from Mr. Scala at a rate of $500.00 per month. The Company continues to borrow money from Mr. Somma and Mr. Scala to fund the daily operations of the Company. Mr. Somma and Mr. Scala are officers, directors and principal shareholders of the Company.

NOTE 12- Subsequent Events:

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

Between November 1995 and May 1996, the company had issued 380,000 shares of common unregistered stock to 8 individuals at $.025 per share and had raised an additional $9,500.