Form 10QSB
period 1994-08-31
SUNLITE TECHNOLOGIES CORP
filed 1996-08-15
CIK 814071

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                               (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: August 31, 1994

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

   37,000,000 shares of Common Stock, $.0001 par value, outstanding on August 31, 1994.

                        Sunlite Technologies Corp.

                            Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet
      at May 31, 1994                                    3

     Statements of Operations-
       For Three Months Ended Aug 31,1994
       For Three Months Ended Aug 31,1993
       For Nine Months Ended May 31, 1994
       For Nine months ended May 31, 1993                4

     Statements of Cash Flows

       For nine months ended May 31, 1994
       For nine months ended May 31, 1993                5

     Notes to Financial Statements                       6


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations            7


PART II -- OTHER INFORMATION                             8


SIGNATURES                                               9

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                                August 31, 1994

                                     ASSETS


Current assets:
   Cash                                    $     921
                                                ----
      Total current assets                       921

Property, plant and equipment:
   Equipment and fixtures                      6,500
   Less accumulated depreciation               5,466
                                               -----
      Property, Plant & Equip net              1,034

Intangible assets:
   Patents at cost                            62,030
   Less accumulated amortization              22,030
                                              ------
      Patents, Net                            40,000
                                              ------
                                            $ 41,955
                                              ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                         $ 16,458
   Accrued interest                           61,276
   Accrued interest (related parties)         18,168
   Accrued rent (related parties)              6,144
   Payroll taxes payable                       2,737
   Notes payable                             108,634
   Notes payable (related parties)            51,296
                                             -------
      Total current liabilities              264,713

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   37,000,000 issued and outstanding
   At August 31, 1994                          3,700
   Additional paid in capital                553,820
   Deficit accumulated during
   development stage                        (780,278)
                                             -------
                                            (222,758)
                                             -------
                                            $ 41,955
                                             =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                               3 months ended:        9 months ended:
                                    Aug. 31th.             Aug. 31th.
                            1994           1993      1994         1993



Revenues               $       -    $       -    $       -  $       -
Cost of sales
                          ------       ------       ------      -----

Gross profit                   -            -            -          -

Selling, general and
  administrative
  expenses                11,287        2,917       33,485     50,529

Loss from Operations     (11,287)      (2,917)     (33,485)   (50,529)


Net income (loss)        (11,287)    $ (2,917)     (33,485) $ (50,529)


Net (loss) per share         nil          nil          nil        nil

                        Sunlite Technologies Corp.
                       (a development stage company)

                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                     9 months ended:       9 months ended:
                                      Aug. 31, 1994         Aug. 31, 1993
Cash flows from
 operating activities:
   Net (Loss)                           $ (33,485)            $ (50,529)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              4,151                 4,381

(Increase) decrease in current
  assets:
   Accounts receivable                          -                 1,176
   Prepaid expenses                             -                 1,286

Increase (decrease) in current
 liabilities:
  Accounts payable                          2,621                (5,628)
  Accrued interest expense                 22,615                13,743
  Notes payable                               500
  Accrued rent related parties              4,500
                                           ------                ------
Cash Used by
 operating activities                         902               (35,571)

Cash used in investing activities

Cash flows from financing activities:

 Cash provided by
 financing activities
 Loan proceeds                                                   11,687
 Stock in private sale                                           24,000
                                           ------                ------
Cash provided (Used)
 by financing activities                                         35,587

Increase (decrease) in cash
 and cash equivalents                                                16
Cash and cash equivalents,
 beginning                                     19                     -
                                             ----                 -----
Cash and cash equivalents,
 ending                                       921                    16
                                            =====                 =====

                       Sunlite Technologies Corp.
                       (a development stage company)
                 (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                              August 31, 1994
                                (Unaudited)


Note A- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended Aug. 31, 1994 are not necessarily indicative of results that may be expected for the year ending November 30, 1994. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-K for the year ended November 30, 1993.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:


    The Company had no sales for the quarter ending Aug. 31, 1994 vs. no sales for the quarter ending Aug. 31, 1993.
The Company had no sales for the first nine months ended Aug. 31, 1994 vs. No sales for the nine months ended Aug. 31, 1993.
     The Company's net loss for the quarter ending Aug. 31, 1994 was $11,287 vs. $2,917 for the same quarter ending Aug. 31, 1993.

     The total liabilities at Aug. 31, 1994 were $264,713 which is broken down as follows; $16,458 accounts payable, $61,276 accrued interest payable, which is due on the notes payable to non related parties, $18,168 accrued interest payable, which is due on the notes payable to related parties. Notes payable of $108,634 due to non related parties, and notes payable of $51,296 due to related parties. The Company is in default on all its notes due.

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