Form 10QSB
period 1995-02-28
SUNLITE TECHNOLOGIES CORP
filed 1996-08-15
CIK 814071

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1995

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
         such filing requirements for the past 90 days.    Yes [x]   No[ ]

      37,000,000 shares of Common Stock, $.0001 par value, outstanding on February 28, 1995.

                       Sunlite Technologies Corp.

                            Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet at Feb. 28, 1995                      3

     Statements of Operations
       For Three Months Ended Feb. 28,1995
       For Three Months Ended Feb. 28,1994               4

     Statements of Cash Flows
       For Three Months Ended Feb. 28, 1995
       For Three Months Ended Feb. 28, 1994              5


     Notes to Financial Statements                       6


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations            7


PART II -- OTHER INFORMATION                             8


SIGNATURES                                               9

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                                FEBRUARY 28 1995

                                     ASSETS
Current assets:
   Cash                                               $     421
                                                          -----
     Total current assets                                   421

Property, plant and equipment:
   Equipment and fixtures                                 6,500
   Less accumulated depreciation                          6,075
                                                          -----
      Property, Plant & Equip net                           425

Intangible assets:
   Patents at cost                                       62,030
   Less accumulated amortization                         24,635
                                                         ------
      Patents, Net                                       37,395
                                                         ------
                                                       $ 38,241
                                                         ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                    $ 17,481
   Accrued rent (related parties)                         9,144
   Accrued int. Payroll taxes                             2,841
   Payroll taxes payable                                  2,737
   Notes payable                                        177,177
   Notes payable (related parties)                       71,225
                                                        -------
      Total current liabilities                         280,605

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   37,000,000 issued and outstanding
   At February 28 1995                                    3,700
   Additional paid in capital                           553,820
   Deficit accumulated during
   development stage                                   (799,884)
                                                       --------
                                                       (242,364)
                                                       --------
                                                       $ 38,241
                                                        =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                    3 months ended:       3 months ended:
                                       Feb. 28th.            Feb. 28th.
                                          1995                  1994



Revenues:
 Sales                                  $       -             $       -

                                                -                     -
Cost and expenses:
 Cost of sales                                  -                     -
                                           ------                ------
                                                -                     -
Selling and administrative
 expenses                                   9,977                11,214
                                           ------                ------
Income (loss) before taxes
 from operations                          ( 9,977)              (11,214)




Net income (loss)                        $( 9,977)             $ (11,214)

                                           ======                 ======
Net (loss) per share                          nil                    nil

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                     3 months ended:       3 months ended:
                                      Feb. 28, 1995         Feb. 28, 1994
Cash flows from
 operating activities:
   Net Income (loss)                     $( 9,977)            $ (11,214)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              1,293                 1,231

(Increase) decrease in current
  assets:
   Accounts receivable                        207                     -

Increase (decrease) in current
 liabilities:
  Accrued interest exp                          -                 7,471
  Accrued int payroll taxes                 2,841                     -
  Accounts payable                         (2,253)                  696
  Notes payable                             5,180                   500
  Notes payable related                     1,737                     -
  Accrued rent related parties              1,500                 1,500
                                           ------                ------
Cash Used by
 operating activities                         528                   184

Cash used in investing activities

Cash flows from financing activities:
 Proceeds from private sale                     -                     -

Cash provided by
 financing activities
                                           ------               -------
Cash provided (Used)
 by financing activities                        -                     -

Increase (decrease) in cash
 and cash equivalents                           -                     -
Cash and cash equivalents,
 beginning                                   (107)                   19
                                           ------                 -----
Cash and cash equivalents,
 ending                                       421                   203
                                           ======                 =====

                           Sunlite Technologies Corp.
                         (a development stage company)
                   (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                               February 28, 1995
                                  (Unaudited)



Note A- BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1995 are not necessarily indicative of results that may be expected for the year ending November 30, 1995. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended November 30, 1994.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:


    The Company had no sales for the quarter ending Feb. 28, 1995 vs. no sales for the quarter ending Feb. 28, 1994.

    The Company's net loss for the quarter ending Feb. 28, 1995 was $9,977 vs. $10,112 for the same quarter ending Feb. 28, 1994.

    The Company was inactive during the first quarter of 1995 and was seeking capital to continue its operations.

    The total liabilities at Feb. 28, 1995 were $280,605 which is broken down as follows; $17,481 accounts payable. Notes and interest due non related parties of $177,177 and notes and interest payable to related parties, $71,225. The Company is in default on all its notes due.

Liquidity and Capital Resources:

    The only source of funds has come from the Company's ability to seek private placements and borrow funds when needed.

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



                              Sunlite Technologies Corp.



                              by /s/Lewis Scala
                                 Lewis Scala
                                 President
Dated: August 5,1996