Form 10QSB
period 1996-05-31
SUNLITE TECHNOLOGIES CORP
filed 1996-08-15
CIK 814071

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1996

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

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

      37,640,000 shares of Common Stock, $.0001 par value, outstanding on
                                  May 31, 1996

                       Sunlite Technologies Corp.

                            Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet
      at May 31, 1996                                     3

     Statements of Operations-
       For Three Months Ended May 31,1996
       For Three Months Ended May 31,1995
       For Six Months Ended May 31, 1996
       For six months ended May 31, 1995                  4

     Statements of Cash Flows

       For six months ended May 31, 1996
       For six months ended May 31, 1995                  5


     Notes to Financial Statements                        6


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations             7


PART II -- OTHER INFORMATION                              8


SIGNATURES                                                9

                           Sunlite Technologies Corp.
                         (a development stage company)
                                  (UNAUDITED)
                                 BALANCE SHEETS
                                  May 31, 1996
                                     ASSETS
Current assets:
   Cash                                              $      42
   Accounts receivable related
   Royalty receivable                                    4,010
                                                         -----
      Total current assets                               4,052

Property, plant and equipment:
   Equipment and fixtures                               21,629
   Less accumulated depreciation                         8,963
                                                        ------
      Property, Plant & Equipment                       12,666

Intangible assets:
   Patents at cost                                      62,030
   Less accumulated amortization                        30,600
                                                        ------
      Patents, Net                                      31,430

Other assets:
   Royalties receivable - long term                     40,688
                                                        ------
                                                      $ 88,836
                                                        ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                   $ 20,150
   Accrued rent (related parties)                       17,256
   Payroll taxes payable                                 2,737
   Notes payable                                       204,385
   Notes payable (related parties)                      78,649
                                                       -------
      Total current liabilities                        323,177

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   37,640,000 issued and outstanding
   At May 31, 1996                                       3,764
   Additional paid in capital                          569,756
   Deficit accumulated during
   development stage                                  (807,861)
                                                       -------
                                                      (234,341)
                                                       -------
                                                      $ 88,836
                                                        ======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)





                               3 months ended:         6 months ended:
                                     May 31th.               May 31th.
                              1996         1995         1996        1995



Revenues:
 Sales                   $   1,275     $       -      $ 2,596    $      -
 Royalty income              1,124                      2,547
                             -----        ------        -----       -----
                             2,399                      5,143           -
Cost and expenses:
 Cost of sales                   -             -            -           -
                           -------        ------        -----       -----

Selling, and administrative
  expenses                  16,800        10,076       32,766       20,053

Loss from Operations       (14,401)      (10,076)     (27,623)     (20,053)


Net income (loss)          (14,401)    $ (10,076)     (27,623)   $ (20,053)


Net (loss) per share           nil           nil          nil          nil

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                     6 months ended:       6 months ended:
                                      May 31, 1996         May 31, 1995
Cash flows from
 operating activities:
   Net (Loss)                           $ (27,623)            $ (20,053)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              4,732                 2,586

(Increase) decrease in current
  assets:
   Accounts receivable                      3,789                   207
   Royalty receivable                       2,512
   Equipment                              (13,917)

Increase (decrease) in current
 liabilities:
  Accounts payable                              -                (2,670)
  Accrued interest                              -                 2,901
  Notes payable                            11,667                10,360
  Notes payable related                     3,745                 3.474
  Accrued rent related parties              3,612                 3,000

Cash Used by
 operating activities                     (11,483)                 (195)

Cash used in investing activities

Cash used in financing activities:
 Proceeds from private sale                11,500


Cash provided (used)
 financing activities
                                           ------                ------

Increase (decrease) in cash
 and cash equivalents                          17                  (195)

Cash and cash equivalents,
 beginning                                     25                  (107)
                                            -----                 -----
Cash and cash equivalents,
 ending                                        42                  (302)
                                            =====                 =====

                           Sunlite Technologies Corp.
                         (a development stage company)
                   (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                                  May 31, 1996
                                  (Unaudited)



                      Note A- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 1996 are not necessarily indicative of results that may be expected for the year ending November 30, 1996. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended November 30, 1995.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:

    The Company had gross sales of $2,399 for the three months ending May 31, 1996 as compared to no sales revenues for the three months ending May 31 1995. Gross sales for the six month period ended May 31 1996 were $5,143 as compared to no sales revenues for the six months ended May 31, 1995.

    The Company's net loss for the quarter ending May 31, 1996 was $14,401 as compared to $10,076 for the same quarter ending May 31, 1995. The Company had accrued interest expense of $7,706 (or 53% of the loss for the period) which represented interest due on its outstanding loans. The six month loss was $27,623 as compared to $20,053 for the same six month period ending May 31, 1995. Interest expense was $15,412 for the period (or 55% of the loss for this period).

    The total liabilities at May 31, 1996 were $323,177, which consisted of notes and interest due on the notes to non related and related parties in the principal amount of $283,034. The Company is in default on all its notes payable.

Liquidity and Capital Resources:

    The only source of funds have been the minimum royalty payments, and the online revenue from its Bulletin Board Service. The Company has raised an additional $11,500 through private sales of its common stock. Management hopes to increase its revenue from its online service subscriptions over the balance of the fiscal year. The Company is exploring other ways to increase the sales of the online subscriptions.


<PAGE


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