Form 10QSB
period 1996-08-31
SUNLITE TECHNOLOGIES CORP
filed 1996-09-23
CIK 814071

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                               (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: August 31, 1996

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

   37,180,000 shares of Common Stock, $.0001 par value, outstanding on August 31, 1996.

                       Sunlite Technologies Corp.

                            Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet-
      at August 31, 1996                                 3

     Statements of Operations-
       For Three Months Ended Aug 31,1996
       For Three Months Ended Aug 31,1995
       For Nine Months Ended Aug 31, 1996
       For Nine months ended Aug 31, 1995                4

     Statements of Cash Flows

       For nine months ended Aug 31, 1996
       For nine months ended Aug 31, 1995                5

     Notes to Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations            7


PART II -- OTHER INFORMATION                             8


SIGNATURES                                               9

                         Sunlite Technologies Corp.
                       (a development stage company)
                              BALANCE SHEETS
                             August 31, 1996

                                  ASSETS

Current assets:

   Cash                                              $   1,522
   Royalty receivable                                    2,028
                                                         -----
      Total current assets                               3,550

Property, plant and equipment:
   Equipment and fixtures                               21,629
   Less accumulated depreciation                        10,366
                                                        ------
      Property, Plant & Equip net                       11,263

Intangible assets:
   Patents at cost                                      62,030
   Less accumulated amortization                        31,793
                                                        ------
      Patents, Net                                      30,237
Other assets:
   Royalties receivable - Long term                     40,688
                                                       _______
                                                      $ 85,738
                                                        ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                   $ 20,650
   Accrued rent (related parties)                       18,234
   Payroll taxes payable                                 2,737
   Notes payable                                       210,218
   Notes payable (related parties)                      80,522
                                                       -------
      Total current liabilities                        332,361

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   37,640,000 issued and outstanding
   At August 31, 1996                                    3,764
   Additional paid in capital                          569,756
   Deficit accumulated during
   development stage                                  (820,143)
                                                       -------
                                                      (246,623)
                                                       -------
                                                      $ 85,738
                                                       =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                               3 months ended:         9 months ended:
                                 August 31th.            August 31th.
                            1996           1995       1996         1995


Revenues:
 Sales                 $   2,047               -       4,643            -
 Royalty Income            1,018               -       3,566            -
                           _____           _____       _____         ____
                           3,065                       8,209
Cost of sales                  -               -           -            -
                           -----           -----       -----         ----

Selling, general and
  administrative
  expenses                15,347           9,851       48,114       29,904

Loss from Operations     (12,282)         (9,851)     (39,905)     (29,904)


Net income (loss)        (12,282)       $ (9,851)     (39,905)   $ (29,904)


Net (loss) per share         nil             nil          nil          nil

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                     9 months ended:       9 months ended:
                                      August 31, 1996       August 31, 1995
Cash flows from
 operating activities:
   Net (Loss)                           $ (39,905)            $ (29,904)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              7,328                 3,879

(Increase) decrease in current
  assets:
   Accounts receivable                      3,789                   207
   Royalty receivable                       4,494
   Equipment                              (13,917)

Increase (decrease) in current
 liabilities:
  Accounts payable                            500                (2,295)
  Accrued interest expense                      -                 9,961
  Notes payable                            17,500                15,541
  Notes payable related parties             5,618                 5,210
  Accrued rent related parties              4,590                 4,500
                                           ------                ------
Cash Used by
 operating activities                     (10,003)                   99

Cash used in investing activities

Cash flows from financining activities:

 Cash provided by
 financing activities
 Loan proceeds                             11,500
 Stock in private sale
                                           ______                ______
Cash provided (Used)
 by financing activities

Increase (decrease) in cash
 and cash equivalents                       1,497                    99
Cash and cash equivalents,
 beginning                                     25                  (107)
                                            -----                 -----
Cash and cash equivalents,
 ending                                     1,522                    (8)
                                            =====                 =====

                           Sunlite Technologies Corp.
                         (a development stage company)
                   (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                                August 31, 1996
                                  (Unaudited)


Note A- BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 1996 are not necessarily indicative of results that may be expected for the year ending November 30, 1996. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended November 30, 1995.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:

    The Company had gross revenue of $3,065 for the three months ending August 31, 1996 compared to no gross revenue for the three months ending August 31, 1995. Gross revenue for the nine month ended August 31 1996, were $8,209 compared to no gross revenue for the nine months ended August 31, 1995.

    The Company's net loss for the quarter ending August 31, 1996 was $12,282 compared to $9,851 for the same quarter ending August 31, 1995. The Company had accrued interest expense of $7,706 or 62% of the loss was due to Interest on its loans due. The nine month loss was $39,905 compared to $29,904 for the same nine month period ending August 31, 1995. The Interest expense was $23,119 for the period or 58% of the loss.

    The total liabilities at August 31, 1996 were $332,361 of which are notes and interest due on the notes to non related and related parties of $290,740. The Company is in default on all its notes payable.

    The Company's online service revenues are generated from subscribers paying a monthly fee. The Company charges a flat monthly rate for unlimited online time. The Company is exploring different ways to increase the online revenues, by designing and setting up "web pages" for some of its advertising radio clients. The Company is broadcasting a live radio talk show which airs on a local FM radio station in the New York area. The purpose of this show is to discuss the Internet, the World Wide Web and any computer related topic. The show will have guests that will discuss and answer questions on their specialized area of expertise, and will take live phone calls from the radio show listeners. The Company sells radio advertising time to increase its revenues, and hopes the radio show will benefit the online service as well.

    The online service and Internet markets are highly competitive. The Company believes it's service along with its own radio show may give the Company an unusual approach to the online industry, and hopes its service will appeal to first time computer users as well as seasoned computer users looking to connect to the Internet for a very reasonable rate.

    The Company, has received its minimum royalty payment on a monthly basis now, and is hopeful that the licensee will begin a vigorous sales campaign which could start generating sales of its "Solar Rechargeable battery" and these sales could enable the Company to receive a greater royalty payment than its minimum amount to date.

Liquidity and Capital Resources:

    The only source of funds have been the minimum royalty payments, and the online revenue from its Bulletin Board Service. The Company has raised an additional $11,500 through private sales of its common stock. Management hopes to increase its revenue from its online service subscriptions. The Company is exploring other ways to increase revenues.

                             OTHER INFORMATION



Item 1.  Legal Procedures
           None

Item 2.  Change in Securities
          None

Item 3.  Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports of Form 8-K
           None

                                SIGNATURES





Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned,thereunto duly authorized.




                             Sunlite Technologies Corp.




                             by /s/Lewis Scala
                             Lewis Scala
                             President
Dated: September 23,1996