Form 10KSB
period 1996-11-30
SUNLITE TECHNOLOGIES CORP
filed 1997-02-11
CIK 814071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

    (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended November 30, 1996

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to

                         Commission File No.33-14066-NY

                           Sunlite Technologies Corp.
                          ---------------------------
          (Name of small business issuer as specified in its charter)


             Delaware                                        06-1221388
  ------------------------------                          ---------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


           P.O. Box 620723
         Douglaston, New York                                   11362
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                                 (718) 423-6741
                                 --------------
              (Registrant's telephone number, including area code)

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

   The aggregate market value of the common voting stock held by
   non-affiliates as of November 30, 1996:   None

    Shares outstanding of the issuer's common stock as of November 30, 1996:
                               37,690,000 shares.

         Issuer's revenues for its fiscal year ended November 30, 1996:
                                   $ 12,546.


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

Item 10.  Executive compensation

Item 11.  Security ownership of certain beneficial owners
          And management

Item 12.  Certain relationships and related transactions

Item 13.  Exhibits and reports on form 8-K

          Signatures

                                       PART I

Item 1.  Description of Business.

    History

    Sunlite Technologies Corp. (the "Company"), formerly known as Hospitality Concepts,Inc., is a Delaware Corporation which was organized on December 10, 1986 for the purpose of obtaining capital to participate in business ventures which have potential for profit. In October 1987, the Company successfully completed a public offering of 3,000,000 units at a price of $.10, this raised the Company $300,000. Each unit consisted of one share $.0001 par value common stock, one class "A" redeemable warrant, and one class "B" redeemable warrant. The Company's name was changed on March 16, 1990.

    In March 1988, the Company, decided to enter into the Restaurant/Bakery business, and acquired 100% of the capital stock of Bedford Street Bakers Corp. in exchange for 4,000,000 shares of its common stock becoming a wholly owned subsidiary of the Company. Bedford Street Bakers Corp. was a restaurant/bakery which operated under a franchise agreement with "The Glass Oven International." The ongoing operations of Bedford Street Bakers were not up management's expectations due primarily to a shortage of available suitable personnel;
which resulted in a need to shorten store hours of operations and even close for periods of time when adequate help was not available. This situation resulted in losses from the business venture and, in June 1988, the Company decided to sell its business to a former employee so as to prevent further losses to the Company.

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

     Under the Burbud agreement, the Company was to issue Burbud Management Corp. 8,000,000 shares of its common stock in lieu of payment for cost of raw materials, tooling up charges, and labor costs for the assembly of the initial production of 20,000 SRB'S. These shares were also intended to cover any future technical improvements to the product developed by Burbud. Since August 1992, Burbud only delivered 1250 SRB'S against its commitment of 20,000, and the Company issued only 500,000 of the 8,000,000 shares of its common stock as partial payment under its agreement with Burbud.

     In August 1995, the Company declared its contract with Burbud void due to the non-performance of the original contract commitment to deliver 20,000 SBR's. However, at present certain disputes continue between the Company and Burbud whereby Burbud has made demands which could obligate the Company to issue up to an additional 1,500,000 shares of its common stock to Burbud for services performed during the term of the contract. Management plans to vigorously fight the issuance of these shares due to damages sustained by the Company in the form of lost "SRB" sales. Burbud has not complied with many of the terms of the agreement and management continues to resist any claims by Burbud for additional compensation. However, management is unable to predict the outcome of this controversy with Burbud.

     On August 30, 1995, the Company entered into a licensing agreement with an individual and received a $5,000 non refundable initial licensing fee. Under the terms of the licensing agreement the Company was to receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales more than $1,000,000. The Company would also receive a minimum royalty of $1,000 per month for a term of sixty months which began in January 1996. As of the date of this report all royalty payments due through September 1996 have been paid to the Company and this license has since been declared void by the Company (see below)

     In December 1995, the Company purchased from Lewis Scala all the necessary hardware equipment, Galacticomm's WorldGroup software, and all existing telephone connections to run an Online Bulletin Board Service that provides Internet connectivity. The service can handle up to 256 simultaneous users.
The most common need for Internet access is to allow users to "surf the web" with software such as Netscape, Microsoft Explorer and many other "web" browsers. The WorldGroup software provides a pass-through SLIP, CSLIP and PPP connections for authorized users. The Company also hosts it's own web site and allows its users to create their own web pages. The Company also provides its users with the following services, ELECTRONIC MAIL a full e-mail subsystem that supports file attachments, return receipts, priority mail, carbon copies, auto-forwarding to mailboxes, and distribution lists. Each user has everything they need to send and receive mail on the Internet. They choose their own personalized Internet e-mail name. FORUMS (GROUP DISCUSSION THREADS) Up to 10,000 discussion areas can be created, each with its own moderator, security restrictions, message lifetime, and accounting configuration. Forums can import/export messages between external message databases, such as Internet news groups. FILES LIBRARY an unlimited number of file libraries can be created, each pointing to its own local subdirectory, network directory, or CD-ROM drive. TELECONFERENCE the multiuser teleconference allows up to 256 simultaneous users to talk in real-time in a scripted format. Whisper feature allows a private one on one chat. Other Internet applications include TELNET, this function allows users to make connections to remote computers across the Internet.
It also accepts users from any other remote telnet sites to connect to our site. The Company offers monthly subscriptions for access to its online service.

     In September 1996, the Company began producing and hosting its own Radio Talk Show called "Tales from the Internet" which airs one hour weekly on a local New York Radio Station. The show is devoted to all aspects of basic computers and accessing the Internet. The show provides a free Internet e-mail address for listeners to write in and ask technical questions. The Company sells advertising time on the show to produce revenues.

Events Subsequent to November 30, 1996

     The Company had received the minimum royalty payment from the Licensee up to and including September, 1996. The licensee had not been able to successfully put together a sales and marketing plan. Thus the licensee was delinquent in his monthly minimum royalty payments. The Company had notified the Licensee on December 5, 1996 that they had thirty days to correct the delinquency in the royalty payments. On January 6, 1997 the Company declared the license void.

Patents.

    The Company owns three patents in the United States for the "SRB." Patent No. 4,563,727 was issued on January 7, 1986 and Patent No. 4,648,013 was issued on March 3, 1987. These patents together cover all claims for the battery and its applications and adaptations. Patent No. 291,798 was issued September 8, 1987 which covers the ornamental design for the "D" size type battery. In addition to these issued U.S. patents, the Company has a patent in Mexico. These patents are an intrinsic part of any future licensing agreement.
The success of any potential licensee's endeavor will, in large measure, depend upon the strength of these patents and the ability of the licensee to raise the necessary capital to fund an appropriate business plan.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     To the best of Managements knowledge, the common stock of the Company is not quoted or publicly traded and has not traded for the last two years.

     The Company currently has one class of stock outstanding, to wit, common stock, which had been offered to the public in the form of Units together with warrants to purchase shares of common stock. Each Unit offered consisted of one share of Common Stock, par value $.0001, one Class A Redeemable Common Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant.
Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $.10 per share until November 30, 1997. Each Class B Warrant entitles the holder to purchase one share of Common Stock at a price of $.15 per share until November 30, 1997. These warrants have been extended by approval of the Board of Directors.

     The Company's securities are not listed in any known quotation publication. There is no known trading market for its Units, Common and/or Class "A" and "B" Warrants.

     (a) Holders.

     The approximate number of record holders of Registrant's common stock as of November 30, 1996, as well as at January 15, 1997, was 275.

     (b) Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

   The Company provides an online service under the name of KeyBoard Palace BBS. In December 1995, the Company purchased all the necessary hardware equipment,
Galacticomm's WorldGroup software, and all existing telephone connections to run a Bulletin Board Service (BBS), that provides Internet connectivity. The WorldGroup software provides a pass-through SLIP, CSLIP and PPP connections for authorized users. The service can handle up to 256 simultaneous users. The most common need for Internet access is to allow users to "surf the web" with software such as Netscape, Microsoft Explorer and many other "web" browsers.
The service allows its users full Internet access to e-mail, online entertainment games and many "chat" rooms.

     The Company sells monthly subscriptions for access to its online service. To date the Company has charged a nominal fee for the Online Service, and plans to Increase the rates as well as user capacity. The Company also seeks additional funding to expand this aspect of its business operations and add more servers so as to allow more users to connect.

     In September 1996, the Company began producing and hosting its own Radio Talk Show called "Tales from the Internet" which airs one hour weekly on a local New York Radio Station. The show is devoted to all aspects of basic computers, accessing the Internet and any computer related topic. The show takes phone calls from its listeners and provides a free Internet e-mail address for listeners to write in and ask technical questions. The Company sells advertising time on the show to produce revenues.

   Management believes that the Radio Show, combined with the online Internet service, will compliment each other and enhance the Company's ability to generate revenues. The listeners of the radio show will hear about the online service, and users of the online service will listen to the radio show for technical support. Therefore, advertisers on the radio show will have the opportunity of getting their products and/or services advertised in two different ways. The Company plans on creating a sales force to sell advertising space on its radio program and will combine this with offering potential customer the creation of their own World Wide Web site, and online service to send and receive e-mail. However, revenues from the radio show has been minimal to date.

RESULTS OF OPERATIONS:

     During fiscal year ended November 30 1996, the Company had revenues of $12,546 compared to $52,210 for the year ending November 30 1995. The revenues consisted of a $6,768 from Internet subscriptions, $1,300 from Radio advertising Income, and $4,478 from Interest income on the royalty receivable short term portion which was discounted at 9.25%.

     The net loss for the year ended November 30, 1996 was $99,409 as compared to a profit of $9,669 for the year ended November 30, 1995.

     The net loss of $99,409 consisted of, costs of sales $12,716, interest expense $31,390, write off to a reserve account of $42,688 which was the balance of the minimum royalty payment due on the "SRB" licensing agreement, depreciation & amortization of $5,480, general & administrative expenses $7,135.

     The Company had total assets of $46,692 and total Liabilities of $351,569 for fiscal year end November 30, 1996. Of the Company's assets $ 29,044 has been placed on the value of the Company's patents and $13,811 is the Companies Internet equipment and fixtures. Of the Company's liabilities $ 316,063 are Notes past due, and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES:

     During fiscal 1996, the Company received $9,000 in minimum royalties from its licensee. However, the licensee has been in default on its payments since October, 1996, and as of November 30, 1996 the licensee had not made any additional minimum royalty payments. The Company has written the amount due to a reserve account and has proceeded to terminate the agreement with this individual. The individual has not been able to secure the necessary financing and has not been able to put together a solid business plan.
The Company terminated this agreement in January 1997. Management continues to operate a Bulletin Board Service (BBS), which offers Internet connectivity and has over 500 users at this time. The Company has also started to produce its own talk radio show which airs on a New York Am and FM radio station. The Company sells advertising time on its show to bring revenues in. It will continue to sell advertising time and increase its subscription to its Internet service.

     Management is still seeking an alternative way of utilizing the patented "SRB" technology and hopes this will generate a cash flow and the possibility of recovering much of its investment in the "SRB" technology.

Item 7.  Financial Statements.

     Audited financial statements as of November 30, 1996 and for the years ended November 30, 1995 are included herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Sunlite Technologies Corp.
(a development stage company)
Douglaston, New York

We have audited the accompanying balance sheet of Sunlite Technologies Corp.
(a Delaware Corporation in the development stage) as of November 30, 1996, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended November 30 1996 and for the period from inception December 10, 1986 through November 30, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Sunlite Technologies Corp. as of November 30, 1988 were audited by other auditors whose report dated December 22, 1988 expressed an unqualified opinion on those statements, and has been furnished to us, and our opinion expressed herein so far as it relates to amounts from inception (December 10, 1986) to November 30, 1996 is based in part upon the report of other auditors for the period from inception (December 10, 1986) to November 30, 1988.

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

In our opinion and based upon the report of other auditors, the financial statements referred to above present fairly in all material respects, the financial position of Sunlite Technologies Corp. at November 30, 1996 and the results of operations and cash flows for each of the two years in the period ended November 30, 1996 and for the period from inception (December 10, 1986) to November 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the financial statements, the Company has suffered recurring losses from operations and unaudited information subsequent to November 30, 1996 indicates that losses from operations, primarily from development stage activities are continuing. These losses together with the Company's inability to obtain additional financing, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                             Ronald Seroda, P.C., C.P.A.

Dix Hills, New York
January 15, 1997

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                               NOVEMBER 30, 1996

                                     ASSETS


Current assets:
   Cash                                         $   3,587
   Accounts receivable                                250
                                                    -----
      Total current assets                          3,837

Property, plant and equipment:
   Equipment and fixtures                          21,136
   Less accumulated depreciation                    7,325
                                                    -----
      Property, plant, & equip. net                13,811

Intangible assets:
   Patents at cost                                 62,030
   Less accumulated amortization                   32,986
                                                   ------
      Patents, net                                 29,044
                                                   ------
                                                 $ 46,692
                                                   ======


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                              $ 14,698
   Accrued rent (related parties)                  18,071
   Payroll taxes payable                            2,737
   Notes payable                                  233,668
   Notes payable (related parties)                 82,395
                                                  -------
      Total current liabilities                   351,569

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
     500,000,000 shares authorized;
     37,690,000 shares issued
     and outstanding.                               3,769
   Additional paid in capital                     571,001
   Deficit accumulated during
     development stage                           (879,647)
                                                  -------
                                                 (304,877)
                                                  -------
                                                 $ 46,692
                                                 ========



                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                        For the Years Ended November 30,

                                                            Period from
                                                            Inception
                                                            Dec. 10, 1986
                                                            Through
                                    1996        1995        Nov. 30, 1996
                                    ----        ----        -------------
Revenues:
 Sales                           $      -    $     -             $ 12,614
 Internet subscription              6,768          -                6,768
 Radio Income                       1,300          -                1,300
 Royalty income                         -     52,210               52,210
 Interest income                    4,478          -                8,234
                                   ------     ------               ------
                                   12,546     52,210               81,126
Cost and expenses:
 Cost of sales                     12,716          -               34,920
 Selling and administrative
  expenses                         99,239     42,541              526,000
                                   ------     ------              -------
                                  111,955     42,541              560,920


Income (loss) before taxes
 & discontinued operations        (99,409)     9,669             (479,794)

Income taxes                            -          -                1,269
                                  -------     ------              -------

Income (loss) from
  continuing operations           (99,409)     9,669             (481,063)

Discontinued operations:
 Income (loss) from
  discontinued operations               -          -             (205,060)
 Net (loss) from sale of
  discontinued operations               -          -             (193,524)
                                  -------     ------              -------
 Net income (loss)               $(99,409)  $  9,669            $(879,647)
                                   ======      =====              =======

Income (loss) per share
  from continuing
  operations                     $   nil     $   nil             $   (.02)

Net income(loss) per share       $   nil     $   nil             $   (.03)



                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                   Deficit
                                                                   Common                          Accumulated
                                                                   Stock           Add'l Paid      During the
                                                Shares             Amount          in Capital      Development
                                                ----------         -------         ---------       ------------
Issued at incorporation on December 10, 1986
  for $.001633 per share                         4,500,000         $   450         $   6,900       $        -

Issued on October 30, 1987
  in an initial public offering
  for $.077 per share to the
  insiders                                       3,000,000             300           232,015                -

Net income for the year                                  -               -                 -              482
                                                 ---------             ---           -------              ---
Balance at November 30, 1987                     7,500,000             750           238,915              482

Issued on March 18, 1988 in
  exchange for the stock of
  Bedford Street Baker's Corp.
  valued at $.05 per share                       4,000,000             400           199,600                -

Issued on October 1, 1988
  in a private placement
  at $.05 per share                              1,000,000             100            49,900                -

Net loss for the year                                    -               -                 -         (409,138)
                                                ----------           -----            ------          -------
Balance at November 30, 1988                    12,500,000           1,250           488,415         (408,656)

Issued on December 17, 1988 in
  exchange for license and
  option agreement for a patent purchase
  valued at $.0001 per share (par value)        20,000,000           2,000                 -                -

Capital contribution July, 1989                                          -            10,000                -

Net loss for the year                                    -               -                 -         (101,654)
                                                ----------          ------            ------          -------
Balance at November 30, 1989                    32,500,000           3,250           498,415         (510,310)

Issued on November 23, 1990 upon
  exercise of option to
  purchase the patents                             300,000              30                 -                -

Net loss for the year                                    -               -                 -          (46,652)
                                                ----------           -----           -------           ------
Balance at November 30, 1990                    32,800,000           3,280           498,415         (556,962)

Net loss for year                                        -               -                 -          (64,163)
                                                ----------           -----           -------          -------
Balance at November 30, 1991                    32,800,000           3,280           498,415         (621,125)

Issued on March 10, 1992 in
  a private placement
  at $.0125 per share                              700,000              70             8,680                -

Issued on July 23, 1992 in
  exchange for inventory valued
  at $.0008 per share                              500,000              50             4,025                -

Net loss for the year                                    -               -                 -          (66,668)
                                                ----------           -----           -------          -------
Balance at November 30, 1992                    34,000,000           3,400           511,120         (687,793)

 Issued on May 4, 1993 in
   A private placement on Dec. 8, 1992
   At $.05 per share                               100,000              10             4,990                -

 Issued on June 22, 1993 in
  A private placement on Dec. 15, 1992
  at $.05 per share                                100,000              10             4.990

  Issued on June 22, 1993 in
    A private placement on Feb 8, 1993
    At $.05 per share                              200,000              20             9,980

 Issued on July 22, 1993 in
    A private placement on June 8, 1993
    At $.004                                       500,000              50             1,950

 Issued on October, 11, 1993 in
   A private sale to Lewis Scala
   At $.01 per share to reduce
   Outstanding loan                              1,250,000             125            12,375

  Issued on October 11, 1993 in
    A private sale to a note holder
    To reduce their loan
    At $.01 per share                              650,000              65             6,435

  Issued on October 11, 1993
    for travel expenses
    Issued at $.01 per share                       200,000              20             1,980

  Net Loss for the year                                  -               -                 -          (59,000)
                                                ----------           -----           -------          -------
  Balance at November 30, 1993                  37,000,000           3,700           553,820         (746,793)


  Net Loss for the year                                  -               -                 -          (43,114)
                                                ----------               -                 -          -------
 Balance as of November 30, 1994                37,000,000           3,700           553,820         (789,907)

  Issued November 6, 1995
   In private sale at 025 per share                100,000              10             2,490

   Issued November 7, 1995
   In a private sale at $.025                       80,000               8             1,992

  Net profit for the year                                                                               9,669
                                                ----------           -----           -------        ---------
Balance as of November 30, 1995                 37,180,000           3,718           558,302         (780,238)

   Issued December 6, 1995
    In private sale at $.025                       160,000              16             3,984

   Issued December 28, 1995
    In private sale at $.025                       100,000              10             2,490

   Issued January 16, 1996
    In private sale at $.025                        40,000               4               996

   Issued February 1, 1996
    In private sale at $.025                        60,000               6             1,494

   Issued February 23, 1996
    In private sale at $.025                        40,000               4               996

   Issued March 11, 1996
    In private sale at $.025                        40,000               4               996

   Issued May 2, 1996
    In private sale at $.025                        20,000               2               498

   Issued October 31, 1996
    In private sale at $.025                        50,000               5             1,245

    Net loss for the year                                -               -                 -          (99,409)
                                                ----------           -----           -------          -------
   Balance at November 30, 1996                 37,690,000         $ 3,769         $ 571,001       $ (879,647)

                                                ==========           =====           =======          =======


                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                        For The Years Ended November 30,

                                                                                           Period from
                                                                                           inception
                                                                                           through
                                                             1996           1995           Nov. 30, 1996
Cash flows from operating activities:
  Net Income (loss)                                     $ (99,409)     $  9,669              $  (879,647)

  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Depreciation & amortization                             5,480         5,414                   41,231
    Discounted minimum royalties for use of
    "SRB" patents                                               -       (47,210)                 (47,210)
   Reserve provided for uncollected royalty                42,688             -                   42,688

   Write off of stock issued for
    purchase of affiliate                                       -             -                  200,000
   Loss on abandonment of fixed assets                          -             -                    3,584
   Stock issued for payment of expenses (inventory)             -             -                    4,075
   Stock issued for payment of expenses (travel)                -             -                    2,000

(Increase) decrease in current assets:
   Accounts receivable                                       (250)                                  (250)
   Accounts receivable- related parties                     3,789        (3,582)                       -
   Principle reduction of minimum royalty                   4,522             -                    4,522
Increase (decrease) in current liabilities:
   Accounts payable/Payroll taxes payable                  (5,452)          416                   17,435
   Accrued rent related party                               4,427         6,000                   18,071
   Accrued interest                                        23,450        20,721                  107,534
   Accrued interest related parties                         7,491         5,416                   31,599
                                                           ------        ------                  -------

Cash (used) by operating activities                       (13,264)       (3,156)                (454,368)


Cash flows from investing activities:
   Purchase of patent, license & option                         -             -                  (60,000)
   Purchase of fixed assets                               (13,424)       (1,212)                 (25,640)
                                                            -----         -----                   ------
Cash used in investing activities                         (13,424)       (1,212)                 (85,640)


Cash flows from financing activities:
   Proceeds from issuance of common stock
    initial public offering & private sales                12,750         4.500                  427,000
    Underwriting costs                                          -             -                  (60,335)
    Notes payable                                          17,500             -                  126,134
    Notes payable related parties                               -             -                   50,796
                                                            -----         -----                  -------
Cash provided by financing activities                      30,250         4,500                  543,595


Increase (decrease) in cash
 and cash equivalents                                       3,562           132                    3,587
Cash and cash equivalents, beginning                           25          (107)                       -
                                                            -----         -----                  -------
Cash and cash equivalents, ending                       $   3,587      $     25              $     3,587
                                                            =====         =====                  =======

Interest paid                                           $       -      $      -              $     1,000

Income taxes paid                                       $       -      $      -              $     3,756


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

    The Company also hosts, and produces its own weekly talk radio show on a local New York FM radio station. The show is called "Tales from the Internet" which covers all aspects of basic computers to anything you want to know about connecting to the Internet. The show airs live and takes phone calls from the listening audience. We also provide an Internet e-mail address for technical support questions. The Company sells advertising spots on the radio show to produce income. The Company hopes to increase its revenue through Internet subscriptions and sale of advertising time on its weekly show.

    The Company owns three patents covering its technology for the solar rechargeable battery "SRB" (NOTE 5) and had licensed that technology under an agreement (NOTE 3). The success of this endeavor will ultimately depend on a Licensee's ability to market and manufacture this item as well as obtaining sufficient capital to fund an appropriate business plan. Furthermore, there is no assurance that other products would not be developed by other Companies that would be competitive to the Company's "SRB" or even render the solar battery obsolete.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations of approximately $879,647 from inception through November 30, 1996.
As of November 30, 1996 total liabilities exceeded total assets by $304,877 and the Company had defaulted in note payments and interest due on these notes in the amount of $316,063. These factors as well as the uncertainty of the Company's ability to secure additional financing for expansion, and the ability of finding a suitable licensee for its "SRB" technology raise an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     In response, the Company had licensed its technology to an individual (NOTE 3) The minimum royalty payment gave the Company a temporary cash flow and allowed the Company to pursue its new business venture. The Company is also considering a debt equity swap to its note holders but no definite terms have been formulated as yet. It is impossible to determine if any of the above will be successful and management has not ruled out the possibility to seek protection under chapter 11 of the Federal Bankruptcy act.

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

     Patent License & Purchase Agreement (NOTE 5): The patent was purchased in fiscal year November 30, 1990 and is recorded at cost plus the par value of the stock issued. Amortization is provided on a straight line basis over 13 years.

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
                                                                     =======

NOTE 5- License agreement:

     In August 1995, the Company entered into a licensing agreement with an individual and had received a $5,000 non refundable initial licensing fee.
The Company, under the terms of the agreement, was also to receive a royalty equal to 5% of the gross selling price on such items manufactured and sold by the licensee for all sales up to $1,000,000 and 2% of sales over $1,000,000. However, the Company would receive a minimum royalty of $1,000 per month for a term of sixty months which began in January, 1996. The Company felt that this was the best way to recover and profit from its investment in the "SRB" technology with no additional capital outlays. As of November 30, 1996, the Licensee has been in default in payment of the minimum amount due, and the Licensee has not been able to put together a marketing and manufacturing plan that could support the royalty payments due the Company.
As of November 30, 1996 the Company received $9,000 of the minimum royalties and $2,000 was in default. The Company has reserved the balance of the minimum royalties due in the amount of $42,688. ( See Note 12)

NOTE 6 - Notes Payable:

Due and in default as of March 31, 1990.
Interest at 18% per annum..                                       $ 34,489

Due shareholder in default as of August 30, 1990
Interest at 10% per annum..                                         17,445

Due shareholder in default as of June 30, 1992
Interest at 12% per annum..                                         96,576

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          9,210

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                         17,935

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                         17,935

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          3,427

Due shareholder in default as of June 30, 1992
Interest at 10% per annum..                                          8,102

Due shareholder June 30, 1993
Interest at 10% per annum..                                         28,549
                                                                   -------
                                                                 $ 233,668
                                                                   =======

During 1996, all the notes were in default. The notes include principal and interest due.

Notes Payable-Related Parties

Due and payable to Officers & Directors June 30, 1993
(John Somma) Interest at 10% per annum..                           $ 23,106

Due and payable to Officers & Directors June 30, 1993
(Lew Scala) Interest at 10 % per annum                               59,289
                                                                     ------
                                                                   $ 82,395
                                                                     ======

The notes reflect principal and interest due.
Interest expense totaled $31,390 in 1996 and $27,884 in 1995.
The average effective rate of interest was 11% in both 1996 and 1995.

NOTE 7- Common Stock- Warrants:

     The Company currently has one class of stock outstanding which had been offered to the public in the form of a unit. Each unit consisted of one share common stock, par value $.0001, one class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Each class A warrant entitles the holder to purchase one share of common stock at a price of $.10 until Nov. 30, 1997. Each class B warrant entitles the holder to purchase one share of common stock at a price of $.15 until Nov. 30, 1997.
The Redeemable Warrants are redeemable by the Company upon 30 days prior written notice. The redemption price is $.0001 per Warrant for both the Class A and Class B warrants.

NOTE 8- Income Taxes:

     At November 30, 1996, the Company had a net operating loss carry forward for financial accounting purposes of approximately $879,647. These carry forwards expire through the year 2010. Such carry forwards for federal income tax purpose are approximately only $448,055, and will be available to offset future "ordinary" taxable income. In addition, the Company had a capital loss carry forward for federal income tax of approximately $430,991 which had expired. The difference between the accounting loss and that for federal income taxes is due mainly to the fact that the write off of Bedford is a capital transaction for federal tax purposes and therefore could only be used to offset capital gains. The Company did not pay any federal income tax during fiscal years ending November 30, 1996, and 1995, as reflected herein, except for state and local taxes only.

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

NOTE 11- Other Related Party Transactions:

     In fiscal 1996 the Company leased office space from Mr. Scala at a rate of $500.00 per month. The Company continues to borrow money from Mr. Somma and Mr. Scala to fund the daily operations of the Company. Mr. Somma and Mr. Scala are officers, directors and principal shareholders of the Company.

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

NOTE 12- Subsequent Events:

  On December 5, 1996 the Company sent a termination letter to the licensee of the "SRB" technology giving 30 days notice for demand of payment of past due minimum royalties. As of the date of this financial statement no additional payments have been received.

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

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

                            Period Served              Positions
     Name         Age       As Director                With Company
     ------       ---       --------------             ------------
   Lewis Scala    53       Since June 1990            President and Director

   John Somma     45       Since November 1990        Secretary-Chairman of
                                                      the Board of Directors

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

     John Somma has served as Secretary and Chairman of the Board of Directors from November 13, 1990 to the present, Mr. Somma also served on the board of directors from September 1988 to November 1988. Mr. Somma is currently devoting about 25% of his time to the business affairs of the Company. Mr. Somma currently manages his own personal real estate holdings, and has been a consultant to several restaurants.

Directorships.

     The current directors hold no other directorships in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any Company registered as an investment Company under the Investment Company Act of 1940.

Item 10. Executive Compensation.

     During this fiscal year ended November 30, 1996, none of the Registrant's officers or directors individually received any salary or wages. During the current fiscal year the registrant has no present plans to pay compensation to officers or directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of November 30,1996 the beneficial stock ownership of all persons known to the Registrant to own more than 5% of its outstanding common stock.

Name and Address of           Amount and Nature of                Percent
 Beneficial Owner            Beneficial Ownership (1)            of Class
---------------------          ------------------------            --------
Lewis Scala                      8,050,000                         21%

John Somma                       8,130,000                         22%

All officers and directors
as a group (2 persons)          16,180,000                         43%


     (b) Security Ownership of Management.

     See Item 11(a) above.

       Changes in Control.

There has been no change in control of the Registrant during the fiscal year ended November 30, 1996.

Item 12. Certain Relationships and Related Transactions.

     During the fiscal year ended November 30, 1996, the Company continued to occupy space from Mr. Scala at the rate of $500.00 per month.

     In December 1995, the Company purchased all the necessary software and hardware to run a Internet service provider. The total cost was $5,000.

Item 13. Exhibits.

     (a) Exhibits - None.

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year covered by this Report. None

                                   SIGNATURES




   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sunlite Technologies Corp.



Date: January 11, 1997                     By: /s/Lewis Scala
                                              ---------------------
                                              Lewis Scala, President



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


Date: January 11, 1997                    By: /s/John Somma
                                             -----------------------
                                              John Somma,
                                              Secretary- Chairman of
                                              The Board of Directors


Date: January 11, 1997                    By: /s/Lewis Scala
                                             -----------------------
                                             Lewis Scala, president