Form 10QSB
period 1997-02-28
SUNLITE TECHNOLOGIES CORP
filed 1997-03-24
CIK 814071

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
  (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 28, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________to__________

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


              37,890,000 shares of Common Stock, $.0001 par value,
                       outstanding on February 28, 1997.

                           Sunlite Technologies Corp.
                               Table of Contents
                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet at Feb. 28, 1997                      3

     Statements of Operations
       For Three Months Ended Feb. 28,1997
       For Three Months Ended Feb. 29,1996               4

     Statements of Cash Flows
       For Three Months Ended Feb. 28, 1997
       For Three Months Ended Feb. 29, 1996              5

     Statement of Stockholders Equity (Deficiency)
       Balance as of Feb. 28, 1997                       6

     Notes to Financial Statements                       7


Item 2.  Management's Discussion and Analysis
         of Financial Condition and results of
         Operations.                                     8


PART II -- OTHER INFORMATION                             9


SIGNATURES                                              10


                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                                FEBRUARY 28 1997
                                  (UNAUDITED)

                                     ASSETS
Current assets:
   Cash                                               $     671
   Accounts receivable                                      250
                                                           ____
    Total current assets                                    921

Property, plant and equipment:
   Equipment and fixtures                                21,135
   Less accumulated depreciation                          9,375
                                                         ______
     Property, Plant & Equip net                         11.760

Intangible assets:
   Patents at cost                                       62,030
   Less accumulated amortization                         34,179
                                                         ______
      Patents, Net                                       27,851
                                                         ______
                                                       $ 40,532
                                                         ======


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                    $ 15,956
   Accrued rent (related parties)                        17,570
   Payroll taxes payable                                  2,737
   Notes payable                                        241,950
   Notes payable (related parties)                       84,455
                                                        _______
      Total current liabilities                         362,668

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   37,890,000 issued and outstanding
   As of February 28 1997                                 3,789
   Additional paid in capital                           575,981
   Deficit accumulated during
   development stage                                   (901,906)
                                                        _______
                                                       (322,136)
                                                        _______
                                                       $ 40,532
                                                         ======


                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                                (UNAUDITED)




                                    3 months ended:       3 months ended:
                                       Feb. 28th.            Feb. 29th.
                                          1997                  1996
                                    --------------        ---------------


Income:
 Internet subscriptions                 $   1,716             $   1,321
 Royalty income                                 -                 1,423
 Radio advertising                          2,000                     -

                                            3,716                 2,744
Cost and expenses:
 Internet expenses                          2,709                     -
 Radio show expenses                        6,200                     -
                                          -------                ------
                                            8,909                     -
 General and administrative
  expenses                                 17,066                15,966
                                           ------                ------
Income (loss) before taxes
 from operations                          (22,259)              (13,222)

Net income (loss)                        $(22,259)             $ (13,222)
                                           ======                 ======
Net (loss) per share                          nil                   nil

                        Sunlite Technologies Corp.
                       (a development stage company)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                     3 months ended:       3 months ended:
                                      Feb. 28, 1997         Feb. 29, 1996
Cash flows from
 operating activities:
   Net Income (loss)                     $(22,259)            $ (13,222)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              3,243                 2,136

(Increase) decrease in current
  assets:
   Accounts receivable                          -                 3,789
   Royalty receivable                           -                   576
   Equipment                                    -                (8,644)

Increase (decrease) in current
 liabilities:
  Accounts payable                          1,258                     -
  Notes payable                             8,282                 5,834
  Notes payable related                     2,060                 1,873
  Accrued rent related parties               (500)                2,112
                                           ------                 -----
Cash Used by
 operating activities                      (7,916)               (5,546)

Cash flows from financing activities:
 Proceeds from private sale                 5,000                10,000
                                           ______                ______
Increase (decrease) in cash
 and cash equivalents                      (2,916)                4,454

Cash and cash equivalents,
 beginning                                  3,587                    25
                                            _____                 _____
Cash and cash equivalents,
 ending                                       671                 4,479
                                            =====                 =====


                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                          Common         Add'l Paid      Accumulated
                          Stock          in Capital      Deficit
                         ________       ___________      _________
November 30, 1996       $  3,769       $ 571,001       $ (879,647)

Feb. 10, 1997 in a
private placement
issued 200,000 shares         20           4,980

Net (loss) for period                                    (22,259)
                        ________        ________          ______
Balance at:
Feb 28, 1997           $  3,789       $ 575,981       $ (901,906)
                         ======         =======          =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                   (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                               February 28, 1997
                                  (Unaudited)



Note A- BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1997 are not necessarily indicative of results that may be expected for the year ending November 30, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended
November 30, 1996.

Note B- Stockholders Equity

    On February 10, 1997 the Company sold in a private transaction 200,000 shares of stock to a private individual at $.025 per share for a total of $5000. This money was added to the general working fund. This has increased the outstanding shares to 37,890,000 from the year end of 37,690,000 issued and outstanding.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:


    Gross Income was $3,716 for the quarter ending February 28, 1997 compared to Gross Income of $2,744 for the same quarter ending 1996.

    The loss for the quarter ending February 28, 1997 was $22,259 compared to $13,222 for the same period ending 1996. The company had not received any royalty Income from the licensee of the "SRB" technology due to the canceling of the contract on January 6, 1997.

    The loss of $22,259 for the quarter ending February 28, 1997 was made up of the following; Internet expenses $2,709, Radio show expenses $6,200, interest expense on notes due $9,092, amortization & depreciation $3,243, and general and administrative expenses of $4,731,

    The Company has been running an on-line service or Bulletin Board Service since December 1995 that allows Internet connectivity for its users. The Internet access is sold on a month to month subscription basis. The Company charges a minimal amount for unlimited monthly access and plans to increase the monthly access fee it charges.

Liquidity and Capital Resources:

    The total liabilities at February 28, 1997 were $362,668 of which $326,405 is due on notes due related and non related parties all of which are in default. The Company's has been able to seek private placements and borrow funds when needed. However, there can be no assurance that they will be able to in the future. The Company is exploring the idea of entering into another license agreement for its "SRB" technology or the possible sale of its patents. The income from the on-line business has now been able to generate enough cash flow to cover its expenses. The Company's radio show has not been able to generate enough cash flow to pay its expense. The Company will continue to seek additional funding for further expansion of its on-line business and radio show production.


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

Item 3.  Defaults Upon Senior Securities
                   None

Item 4.   Submission of Matters to a Vote of Security Holders.
                   None

Item 5.  Other Information
                   None

Item 6.  Exhibits and Reports of Form 8-K
                    None


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Sunlite Technologies Corp.



                              by /s/Lewis Scala
                                Lewis Scala
                                President
Dated: March 24, 1997