Form 10QSB
period 1997-05-31
SUNLITE TECHNOLOGIES CORP
filed 1997-06-26
CIK 814071

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: May 31, 1997

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

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.
Yes   x   No

           52,330,000 shares of Common Stock, $.0001 par value,
                       outstanding on May 31, 1997

                       Sunlite Technologies Corp.

                            Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet
      at May 31, 1997                                     3

     Statements of Operations-
       For Three Months Ended May 31,1997
       For Three Months Ended May 31,1996
       For Six Months Ended May 31, 1997
       For six months ended May 31, 1996                  4

     Statements of Cash Flows

       For six months ended May 31, 1997
       For six months ended May 31, 1996                  5

      Statement Of Stockholders Equity
        Balance as of May 31, 1997                        6

     Notes to Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations             8


PART II -- OTHER INFORMATION                              9


SIGNATURES                                               10

                       Sunlite Technologies Corp.
                       (a development stage company)
                               BALANCE SHEET
                               May 31, 1997
                               (UNAUDITED)

                                  ASSETS


Current assets:
   Cash                                              $     118
                                                        ------
      Total current assets                                 118

Property, plant and equipment:
   Equipment and fixtures                               21,135
   Less accumulated depreciation                        11,424
                                                        ------
      Property, Plant & Equip net                        9,711

Intangible assets:
   Patents at cost                                      62,030
   Less accumulated amortization                        35,372
                                                        ------
      Patents, Net                                      26,658

                                                        ------
                                                      $ 36,487
                                                        ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                   $ 18,247
   Accrued rent (related parties)                       18,274
   Payroll taxes payable                                 2,737
   Notes payable                                        18,384
                                                       -------
      Total current liabilities                         57,642

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   52,330,000 issued and outstanding
   At May 31, 1996                                       5,233
   Additional paid in capital                          882,559
   Deficit accumulated during
   development stage                                  (908,947)
                                                       -------
                                                       (21,155)
                                                        ------
                                                      $ 36,487
                                                       =======

                        Sunlite Technologies Corp.
                       (a development stage company)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)




                               3 months ended:         6 months ended:
                                     May 31th.               May 31th.
                              1997         1996         1997        1996

Revenues:
 Internet subscriptions  $   2,088     $   1,275      $ 3,804    $  2,596
 Royalty income                  -         1,124        2,250       2,547
 Radio Advertising             250             -            -           -
                            ------         -----        -----       -----
                             2,338         2,399        6,054       5,143
Cost and expenses:
 Internet expenses           2,335             -        5,044           -
 Radio show expenses           600             -        6,800
                           _______        ______       ______      ______
                             2,935             -       11,844           -

Gross Profit                  (597)       (2,399)      (5,790)

Selling, and administrative
  expenses                   6,444        16,800       23,510       32,766

Loss from Operations        (7,041)      (14,401)     (29,300)     (27,623)


Net income (loss)           (7,041)    $ (14,401)     (29,300)   $ (27,623)


Net (loss) per share           nil           nil          nil          nil

                        Sunlite Technologies Corp.
                       (a development stage company)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                     6 months ended:       6 months ended:
                                      May 31, 1997         May 31, 1996
Cash flows from
 operating activities:
   Net (Loss)                           $ (29,300)            $ (27,623)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              6,484                 4,732

(Increase) decrease in current
  assets:
   Accounts receivable                        250                 3,789
   Royalty receivable                           -                 2,512
   Equipment                                    -               (13,917)

Increase (decrease) in current
 liabilities:
  Accounts payable                          3,550                     -
  Notes payable                          (214,836)               11,667
  Notes payable related                   (82,395)                3,745
  Accrued rent related parties               (245)                3,612

Cash Used by
 operating activities                    (316,492)              (11,483)

Cash used in investing activities

Cash used in financing activities:
 Proceeds from private sale                 5,000                11,500
 Proceeds from Loan conversions           308,023                     -

Cash provided (used)
 financing activities
                                          -------                ------
                                          313,023                11,500
Increase (decrease) in cash
 and cash equivalents                      (3,469)                   17

Cash and cash equivalents,
 beginning                                  3,587                    25
                                            -----                 -----
Cash and cash equivalents,
 ending                                       118                    42
                                            =====                 =====

                       Sunlite Technologies Corp.
                      (a development stage company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                              (UNAUDITED)

                             Common      Add'l Paid   Accumulated
                             Stock       in Capital   Deficit
                              ________   ___________   _________

November 30, 1996              $  3,769   $ 571,001     $ (879,647)

Feb. 10, 1997
in a private placement
issued 200,000 shares                20       4,980
Net (loss) for period                                      (22,259)

May 31, 1997
Issued 14,440,000 shares
of Common Stock in
settlement of $308,021
in Loans due the Company          1,444     306,579

Net (loss) for period                                       (7,041)
Balance at:
May 31, 1997                   $  5,233   $ 882,560     $ (908,947)
                                  =====     =======        =======

                       Sunlite Technologies Corp.
                      (a development stage company)
                (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                              May 31, 1996
                               (Unaudited)



Note A- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A-Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 1997 are not necessarily indicative of results that may be expected for the year ending November 30, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended November 30, 1996.

Note B- On February 10, 1997 the Company sold in a private transaction 200,000 shares of stock to a private individual at $.025 per share for a total of $5000. This money was added to the general working fund. This has increased the outstanding shares to 37,890,000 from the year end of 37,690,000 issued and outstanding.

Note C- In April 1997, the Company settled 10 of its 11 outstanding loans in the amount of $308,021 and Issued 14,440,000 shares of its common stock. This has increased the outstanding shares to 52,330,000 from the year end of 37,690,000

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:


    The Company had gross sales of $2,338 for the three months ending May 31, 1997 vs. $2,399 for the three months ending May 31 1996. Gross sales for the six month period ended May 31 1997 were $6,054 vs. $5,143 for the six months ended May 31, 1996.

    The Company's net loss for the quarter ending May 31, 1997 was $7,041 vs. $14,401 for the same quarter ending May 31, 1996. Since the Company had settled all but one of its outstanding loans it only had accrued interest expense of $448 vs. accrued interest expenses for the three month ending May 31, 1996 of $7,706. The six month loss was $29,300 vs. $27,623 for the same six month period ending May 31, 1996.

    Since December 1995, the Company has been running an on-line service or Bulletin Board System that allows Internet connectivity for its users. The Internet access is sold on a month to month subscription basis. The Company charges a minimal amount for unlimited monthly access and plans to increase the monthly access fee it charges.

    The Company's radio show has not been able to generate enough cash flow to pay its expense. The Company will continue to seek additional funding for further expansion of its on-line business and radio show production.

    The total liabilities at May 31, 1997 were $57,642 of which are accrued rent due to related parties of $17,826. The Company is in default on the one note due in the amount of $18,274.


Liquidity and Capital Resources:

    The only source of revenue have been the Subscription income from the online service, and the advertisement income from the radio show which have not generated enough cash flow to meet the Company's monthly expenses. The Company's has been able to seek private placements and borrow funds when needed. However, there can be no assurance that they will be able to do this in the future. The Company had raised an additional $5,000 through private sales of its common stock since December, 1996. The Company is exploring the idea of entering into another license agreement for its "SRB" technology or the possible sale of its patents. That would generate additional cash which management could use to increase its online business.

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



                              Sunlite Technologies Corp.



                              by /s/Lewis Scala
                                Lewis Scala
                                President
Dated: June 25, 1997