Form 10QSB/A
period 1997-05-31
SUNLITE TECHNOLOGIES CORP
filed 1997-09-25
CIK 814071

FORM 10-QSB/A
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

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

           53,330,000 shares of Common Stock, $.0001 par value,
                       outstanding on May 31, 1997

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                                  May 31, 1997
                                  (UNAUDITED)

                                     ASSETS


Current assets:
   Cash                                              $     118
                                                         -----
      Total current assets                                 118

Property, plant and equipment:
   Equipment and fixtures                               21,135
   Less accumulated depreciation                        11,424
                                                        ------
      Property, Plant & Equip net                        9,711

Intangible assets:
   Patents at cost                                      62,030
   Less accumulated amortization                        35,372
                                                        ------
      Patents, Net                                      26,658

                                                        ------
                                                      $ 36,487
                                                        ======

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                   $ 18,247
   Accrued rent (related parties)                       18,274
   Payroll taxes payable                                 2,737
   Notes payable                                        18,384
                                                       -------
      Total current liabilities                         57,642

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   53,330,000 issued and outstanding
   At May 31, 1996                                       5,333
   Additional paid in capital                          882,459
   Deficit accumulated during
   development stage                                  (908,947)
                                                       -------
                                                       (21,155)
                                                       -------
                                                      $ 36,487
                                                       =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                         Common      Add'l Paid   Accumulated
                         Stock       in Capital   Deficit
                         ________   ___________   _________

November 30, 1996        $  3,769   $ 571,001     $ (879,647)

Feb. 10, 1997
in a private placement
issued 200,000 shares          20       4,980
Net (loss) for period                                (22,259)

May 31, 1997
Issued 15,440,000 shares
of Common Stock in
settlement of $308,021
in Loans due the Company    1,544     306,478

Net (loss) for period                                 (7,041)
Balance at:
May 31, 1997              $ 5,333   $ 882,459     $ (908,947)
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

Note C- In April 1997, the Company settled 10 of its 11 outstanding loans in the amount of $308,021 and Issued 15,440,000 shares of its common stock.

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

Dated: Sept. 25, 1997