Form 10QSB
period 1997-08-31
SUNLITE TECHNOLOGIES CORP
filed 1997-09-26
CIK 814071

FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: August 31, 1997
                  [ ]TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              54,705,000 shares of Common Stock, $.0001 par value,
                          outstanding on Aug. 31, 1997

                           Sunlite Technologies Corp.
                               Table of Contents
                                                         Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet
       at Aug. 31, 1997                                   3

     Statements of Operations-
       For Three Months Ended Aug. 31,1997
       For Three Months Ended Aug. 31,1996
       For Nine Months Ended Aug. 31, 1997
       For Nine Months ended Aug. 31, 1996                4

     Statements of Cash Flows

       For Nine Months ended Aug. 31, 1997
       For Nine Months ended Aug. 31, 1996                5

      Statement Of Stockholders Equity
        Balance as of Aug. 31, 1997                       6

     Notes to Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations             8


PART II -- OTHER INFORMATION                              9


SIGNATURES                                               10

                           Sunlite Technologies Corp.
                         (a development stage company)
                                 BALANCE SHEET
                                August 31, 1997
                                  (UNAUDITED)

                                     ASSETS


Current assets:
   Cash                                               $    757
   Subscription receivable                               2,500
   Inventory                                             4,765
                                                         -----
      Total current assets                               8,022

Property, plant and equipment:
   Equipment and fixtures                               21,135
   Less accumulated depreciation                        13,474
                                                        ------
      Property, Plant & Equip net                        7,661

Intangible assets:
   Patents at cost                                      62,030
   Less accumulated amortization                        36,565
                                                        ------
      Patents, Net                                      25,465

                                                        ------
                                                      $ 41,148
                                                        ======

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                   $ 14,216
   Accrued rent (related parties)                       14,884
   Payroll taxes payable                                 2,737
   Notes payable                                        21,503
                                                        ------
      Total current liabilities                         53,340

Stockholder's equity (deficiency):
   Common stock $.0001 par value;
   500,000,000 shares authorized;
   54,710,000 issued and outstanding
   At Aug. 31, 1997                                     5,471
   Additional paid in capital                          899,821
   Deficit accumulated during
   development stage                                  (917,484)
                                                       -------
                                                       (12,192)
                                                       -------
                                                      $ 41,148
                                                       =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                               3 months ended:         9 months ended:
                                    Aug. 31th.              Aug. 31th.
                              1997         1996         1997        1996

Revenues:
 Internet subscriptions  $   1,324     $   2,047      $ 5,128    $  4,643
 Royalty income                  -         1,018        2,250       3,566
 Radio Advertising               -             -            -           -
                            ------        ------       ------       -----
                             1,324         3,065        7,378       8,209
Cost and expenses:
 Internet expenses           2,733             -        7,777           -
 Radio show expenses             -             -        6,800
                           _______        ______       ______      ______
                             2,733             -       14,577       8,209

Gross Profit                (1,409)        3,065       (7,199)

Selling, and
administrative expenses      7,128        15,347       30,638       48,114
                            ------        ------       ------       ------
Loss from Operations        (8,537)      (12,282)     (37,837)     (39,905)

Net income (loss)           (8,537)    $ (12,282)     (37,837)   $ (39,905)
                             =====        ======       ======       ======
Net (loss) per share           nil           nil          nil          nil

                           Sunlite Technologies Corp.
                         (a development stage company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                     9 months ended:       9 months ended:
                                      Aug. 31, 1997         Aug. 31, 1996
Cash flows from
 operating activities:
   Net (Loss)                           $ (37,837)            $ (39,905)

 Adjustments to reconcile net
  income (loss) to cash flows
  from operating activities:
   Depreciation & amortization              9,728                 7,328

(Increase) decrease in current
  assets:
   Accounts receivable                     (2,250)                3,789
   Royalty receivable                           -                 4,494
   Equipment                                    -               (13,917)
   Inventory                               (4,765)

Increase (decrease) in current
 liabilities:
  Accounts payable                           (482)                  500
  Notes payable                          (212,165)               17,500
  Notes payable related                   (82,395)                5,618
  Accrued rent related parties             (3,187)                4,590
                                          -------                ------
Cash Used by
 operating activities                    (333,353)              (10,003)

Cash used in investing activities

Cash used in financing activities:
 Proceeds from private sale                22,500                11,500
 Proceeds from Loan conversions           308,023                     -
Cash provided (used)
 financing activities                     -------                ------
                                          330,523                11,500
Increase (decrease) in cash
 and cash equivalents                      (2,830)                1,497

Cash and cash equivalents,
 beginning                                  3,587                    25
                                            -----                 -----
Cash and cash equivalents,
 ending                                       757                 1,522
                                           ======                 =====

                           Sunlite Technologies Corp.
                         (a development stage company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                           Common      Add'l Paid   Accumulated
                           Stock       in Capital   Deficit
                           ________   ___________   _________

November 30, 1996         $  3,769   $ 571,001     $ (879,647)

Feb. 10, 1997
in a private sale
issued 200,000 shares           20       4,980
Net (loss) for period                                 (22,259)

May 31, 1997
Issued 15,440,000 shares
of Common Stock in
settlement of $308,021
in Loans due the Company      1,544     306,478

Net (loss) for period                                   (7,041)

June 24, 1997
In a private sale
issued 1,000,000 shares          100       9,900

August 24, 1997
In a private sale
issued 375,000 shares              38       7,462

Net (loss) for period                                    (8,537)
Balance at:
May 31, 1997                $  5,471   $ 899,821     $ (917,484)
                               =====     =======        =======

                           Sunlite Technologies Corp.
                         (a development stage company)
                   (NOTES TO CONDENSED FINANCIAL STATEMENTS)
                                 Aug. 31, 1997
                                  (Unaudited)



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

Note D- In June 1997, the Company sold in a private transaction 1,000,000 shares of common stock to a private individual at $.01 per share for a total of $10,000.

Note E- In August 24, 1997, the Company sold in a private transaction 375,000 shares of common stock at $.02 per share for a total of $7,500.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:

    The Company had gross revenues of $1,324 for the three months ending
August 31, 1997 vs. $3,065 for the three months ending August 31, 1996.
The net (loss) for three months was $(8,537) as compared to a loss of $(12,282) for the same period last year.

    Gross revenues for the nine month period ended August 31, 1997 was $7,378 vs. $8,209 for the nine months ended August 31, 1996.
The net (loss) for the nine months ending August 31, 1997 was ($37,837) as compared to ($39,905) for the nine months ended August 31, 1996.

    Since December 1995, the Company has been running an on-line service or Bulletin Board System that allows Internet connectivity for its users.
The Internet access is sold on a month to month subscription basis.
The Company charges a minimal amount for unlimited monthly access and plans to increase the monthly access fee it charges.

    The Company's radio show has not been able to generate enough cash flow to pay its expense. However, the Company would like to continue with this radio broadcast and is trying to find sponsors and additional funding to bring the show back on the air.

    In late August the Company has entered into the retail CD-ROM sales business and has begun setting up CD-ROMS "racks" in various store locations on a consignment basis. The Company hopes to offer popular software CD-ROMS in high traffic locations and other then traditional computer related stores.
The Company is seeking the impulse buyer and are able to offer retail store owners the opportunity of displaying many of the top selling CD-ROM computer programs without their outlay of cash.

    The total liabilities at August 31, 1997 were $53,340 of which are accrued rent due to related parties of $14,884. The Company is in default on the one note due in the amount of $21,503.

Liquidity and Capital Resources:

    The only source of revenue is the Subscription income from the online service. However this income is not enough to meet th e Company's monthly expenses. The Company's has been able to seek private placements and borrow funds when needed. However, there can be no assurance that they will be able to do this in the future. The Company had raised an additional $22,500 through private sales of its common stock since December 1,1996. The Company is exploring the idea of entering into another license agreement for its "SRB" technology or the possible sale of its patents. That would generate additional cash which management could use to increase its online business.

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